Form 10-Q
period 2023-09-30
GREENE COUNTY BANCORP INC
filed 2023-11-13
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

As of November 10, 2023, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2023 and June 30, 2023
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2023	June 30, 2023
Cash and due from banks	$23,454	$15,305
Interest-bearing deposits	106,799	181,140
Total cash and cash equivalents	130,253	196,445

Long-term certificates of deposit	4,070	4,576
Securities available-for-sale, at fair value	308,716	281,133
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $498 at September 30, 2023	711,716	726,363
Equity securities, at fair value	299	306
Federal Home Loan Bank stock, at cost	1,979	1,682
Loans receivable	1,448,340	1,408,866
Allowance for credit losses on loans	(20,249)	(21,212)
Net loans receivable	1,428,091	1,387,654

Premises and equipment, net	15,282	15,028
Bank-owned life insurance	55,425	55,063
Accrued interest receivable	13,761	12,249
Foreclosed real estate	302	302
Prepaid expenses and other assets	18,301	17,482
Total assets	$2,688,195	$2,698,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$166,054	$159,039
Interest-bearing deposits	2,254,427	2,278,122
Total deposits	2,420,481	2,437,161

Borrowings from Federal Home Loan Bank term	4,374	-
Subordinated notes payable, net	49,542	49,495
Accrued expenses and other liabilities	29,630	28,344
Total liabilities	2,504,027	2,515,000

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at September 30, 2023 and June 30, 2023; Outstanding – 17,026,828 shares at September 30, 2023, and June 30, 2023	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	198,318	193,721
Accumulated other comprehensive loss	(25,120)	(21,408)
Treasury stock, at cost 195,852 shares at September 30, 2023, and June 30, 2023	(908)	(908)
Total shareholders’ equity	184,168	183,283
Total liabilities and shareholders’ equity	$2,688,195	$2,698,283

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands, except share and per share amounts)

	2023	2022
Interest income:
Loans	$17,205	$13,382
Investment securities - taxable	768	664
Mortgage-backed securities	1,493	1,490
Investment securities - tax exempt	4,290	3,077
Interest-bearing deposits and federal funds sold	916	27
Total interest income	24,672	18,640

Interest expense:
Interest on deposits	10,607	2,010
Interest on borrowings	626	796
Total interest expense	11,233	2,806

Net interest income	13,439	15,834
Provision for credit losses	457	(499)
Net interest income after provision for credit losses	12,982	16,333

Noninterest income:
Service charges on deposit accounts	1,230	1,217
Debit card fees	1,133	1,142
Investment services	243	180
E-commerce fees	29	26
Bank owned life insurance	362	340
Other operating income	302	193
Total noninterest income	3,299	3,098

Noninterest expense:
Salaries and employee benefits	5,491	5,428
Occupancy expense	537	524
Equipment and furniture expense	138	158
Service and data processing fees	591	702
Computer software, supplies and support	511	381
Advertising and promotion	97	76
FDIC insurance premiums	312	242
Legal and professional fees	383	451
Other	785	835
Total noninterest expense	8,845	8,797

Income before provision for income taxes	7,436	10,634
Provision for income taxes	967	1,598
Net income	$6,469	$9,036

Basic and diluted earnings per share	$0.38	$0.53
Basic and diluted average shares outstanding	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	2023	2022
Net Income	$6,469	$9,036
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, gross	(5,065)	(9,031)
Tax effect	(1,353)	(2,413)
Unrealized holding losses on available-for-sale securities, net	(3,712)	(6,618)

Total other comprehensive loss, net of taxes	(3,712)	(6,618)

Comprehensive income	$2,757	$2,418

See notes to consolidated financial statements.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(1,362)			(1,362)
Net income			6,469			6,469
Other comprehensive loss, net of taxes				(3,712)		(3,712)
Balance at September 30, 2023	$1,722	$10,156	$198,318	$(25,120)	$(908)	$184,168

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2022	$1,722	$10,156	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(546)			(546)
Net income			9,036			9,036
Other comprehensive loss, net of taxes				(6,618)		(6,618)
Balance at September 30, 2022	$1,722	$10,156	$173,617	$(25,001)	$(908)	$159,586

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(In thousands)
	2023	2022
Cash flows from operating activities:
Net Income	$6,469	$9,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220	213
Deferred income tax benefit	(735)	(262)
Net amortization of investment premiums and discounts	410	755
Net amortization of deferred loan costs and fees	40	76
Amortization of subordinated debt issuance costs	47	46
Provision for credit losses	457	(499)
Bank-owned life insurance income	(362)	(340)
Net loss on equity securities	7	19
Net loss on sale of foreclosed real estate	-	5
Net increase (decrease) in accrued income taxes	1,346	(72)
Net increase in accrued interest receivable	(1,512)	(1,619)
Net decrease in prepaid expenses and other assets	109	439
Net decrease in accrued expense and other liabilities	(238)	(3,396)
Net cash provided by operating activities	6,258	4,401

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	43,355	80,476
Purchases of securities	(77,044)	(22,256)
Proceeds from principal payments on securities	942	6,898
Securities held-to-maturity:
Proceeds from maturities	18,192	21,539
Purchases of securities	(7,997)	(21,292)
Proceeds from principal payments on securities	3,649	8,297
Net (purchase) redemption of Federal Home Loan Bank Stock	(297)	4,358
Maturity of long-term certificates of deposit	500	245
Net increase in loans receivable	(39,608)	(98,073)
Proceeds from sale of foreclosed real estate	-	63
Purchases of premises and equipment	(474)	(154)
Net cash used in investing activities	(58,782)	(19,899)

Cash flows from financing activities
Net decrease in short-term FHLB advances	-	(100,300)
Proceeds from term FHLB advances	4,374	-
Payment of cash dividends	(1,362)	(546)
Net (decrease) increase in deposits	(16,680)	114,259
Net cash (used in) provided by financing activities	(13,668)	13,413

Net decrease in cash and cash equivalents	(66,192)	(2,085)
Cash and cash equivalents at beginning of period	196,445	69,009
Cash and cash equivalents at end of period	$130,253	$66,924

Cash paid during period for:
Interest	$11,638	$3,266
Income taxes	$356	$1,932

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2023 and 2022

(1)          Summary of Significant Accounting Policies

Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2023 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three months ended September 30, 2023 and 2022 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2024. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At September 30, 2023, the Bank has 18 full-service offices and an operations center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans and on unfunded commitments.

Index
Allowance for Credit Losses on Loans

The Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and amounts expected to be charged-off.

Collateral dependent loans that are on nonaccrual status, with a balance of $250,000 or greater are evaluated on an individual basis and excluded from the pooled loan evaluation. The fair value of collateral for collateral dependent loans less selling costs will be compared to the loan balance to determine if a CECL reserve is required. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs.

The loan portfolio is segmented based on the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. Management developed the following segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined as needed to ensure loans of similar risk profiles are appropriately pooled: residential real estate, commercial real estate, consumer loan, home equity and commercial loans.

Management estimates the allowance for credit losses on loans by using relevant information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience was considered by the Company for estimating expected credit losses and determined the need to use peer data, with similar risk profiles, to develop and calculate the CECL reserve models.

Historical credit loss experience for the Company and peer losses by loan segments, provide a foundation for estimating an expected credit loss. The observed credit losses are converted to probability of default (“PD”) rate curves through the use of loss given default (“LGD”) risk factors that converts default rates to estimated loss for each loan segment. This is based on industry-level, observed relationships between the PD and LGD variables for each segment. The historical PD curves correspond to economic variables through historical economic cycles, which establishes a quantitative relationship between forecasted economic conditions and loan performance.

Using the historical quantitative relationship between economic conditions and loan performance, management developed a model, using selected external economic forecasts that is highly correlated for each loan segment. These forecasts are then applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line methodology.

The allowance for credit losses on loans is measured on a collective basis, when similar risk characteristics are present, with both a quantitative and qualitative analysis that is applied on a quarterly basis. The respective quantitative reserve for each segment is calculated using a PD/LGD modeling methodology, with segment-specific regression models. The discounted cash flows methodology uses expected credit losses estimated over the effective life of each loan by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate.

Management applies a qualitative adjustment for each segment as of the balance sheet date. The qualitative adjustments include limitations inherent in the quantitative model; changes in lending policies and procedures; changes in international, national, regional, and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; the experience, ability and depth of lending management and staff; changes in the volume and severity of past due loans; changes in value of underlying collateral; existence and effect of any concentrations of credit and changes in the levels of such concentrations; and the effect of external factors; such as competition, legal and regulatory requirements.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated contractual life. The Company considers the following segments of unfunded commitments exposure; home equity line of credits, commercial line of credits, consumer loans, the residential and commercial real estate loans committed but not closed and the unfunded portion of the construction loans. The probable funding amount by segment is multiplied by the respective reserve percentage calculated in the allowance for credit losses on loans to calculate a reserve on unfunded commitments.

Index
Allowance for Credit Losses on Securities Held-to-Maturity(“HTM”)

The Company is required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics. Management classifies the HTM portfolio into the following major security types: U.S. Treasury securities, state and political subdivisions, mortgage-backed securities-residential, mortgage-backed securities-multi-family, corporate debt securities and other securities.

Expected losses are calculated on a pooled basis using a probability of default/loss given default(PD/LGD) model, based on historical credit loss data from a reliable source. Management utilizes municipal and corporate default and loss rates which provides decades of data across all municipal and corporate sectors and geographies. Management may exercise discretion to make adjustments based on environmental factors. The model calculates the expected loss for each security over the contractual life. If the risk of a held-to-maturity debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption, and did not calculate or record an allowance for credit loss for these securities.

Allowance for Credit Losses on Securities Available-for-sale (“AFS”)

The credit loss model for AFS debt securities requires credit losses to be presented as an allowance rather than a direct write-down of debt securities. AFS debt securities continue to be recorded at fair value with changes in fair value reflected in other comprehensive income. When the fair value of an AFS debt security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows are estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. Decreases in fair value attributable to credit loss are recorded directly to earnings with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves, the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired AFS debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings with no corresponding allowance for credit losses.

Investments in Federal Home Loan Bank (“FHLB”) stock are required for membership and are carried at cost since there is no market value available. The FHLB New York continues to pay dividends and repurchase stock. As such, the Company has not recognized any credit loss on its holdings of FHLB stock.

Accrued Interest Receivable

Accrued interest receivable balances are presented separately on the consolidated statements of financial condition and are not included in amortized cost when determining the allowance for credit losses. Accrued interest receivable that is deemed uncollectible is written off timely. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

Derivative Instruments

The Company enters into interest rate swap agreements that are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company’s consolidated statements of income. The Company records its interest rate swap agreements at fair value and is presented on a gross basis within other assets and other liabilities on the consolidated statements of financial condition. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

Index
(2)          Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued an Update (ASU 2016-13) to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for debt securities available-for-sale (AFS). For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other topics in  ASU 2019-04 include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:  accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, consideration of prepayments in determining the effective interest rate, consideration of estimated costs to sell when foreclosure is probable, vintage disclosures, line-of-credit arrangements converted to term loans, and contractual extensions and renewals. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326 Financial Instruments Credit Losses provides additional clarification to specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance.

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

The Company adopted CECL on July 1, 2023 (“Day-one”) using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $510,000 as of July 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $1.3 million decrease to the allowance for credit losses on loans, a $503,000 increase to the allowance for credit losses on investment securities held-to-maturity, a $1.5 million increase to the allowance for credit losses on unfunded commitment exposures, and a $186,000 impact to the deferred tax asset. Refer to Note 3 Securities and Note 4 Loans and Allowance for Credit Losses on Loans, included in this Form 10-Q for more information.

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt ASU 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The ASU eliminates the guidance on TDRs and requires an evaluation on all loan modifications to determine if they result in a new loan or a continuation of the existing loan. The ASU also requires that entities disclose current-period gross charge-offs by year of origination and eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in ASU 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs. An entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this standard on a prospective basis as of July 1, 2023, concurrent with the adoption of ASU 2016-13.

Index
In March 2020, the FASB issued an Update (ASU 2020-04), Reference Rate Reform (Topic 848). On January 7, 2021, the FASB issued (ASU 2021-01), which refines the scope of ASC 848 and clarifies some of its guidance. The ASU and related amendments provide temporary optional expedients and exceptions to the existing guidance for applying GAAP to affected contract modifications and hedge accounting relationships in the transition away from the London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance also allows a one-time election to sell and/or reclassify to AFS or trading HTM debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective March 12, 2020 through December 31, 2022 and permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. The Company adopted the standard during the quarter ended September 30, 2023, and it did not have a material impact on the consolidated financial statements as the Company’s LIBOR exposure was minimal and limited to a couple of participation loans and risk participation agreements.

In December 2022, the FASB issued an Update (ASU 2022-06), Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848. The ASU extends the period of time companies can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01. The guidance, which was effective upon issuance, defers the sunset date from December 31, 2022 to December 31, 2024, after which companies will no longer be permitted to apply the relief guidance in Topic 848. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

(3)          Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At September 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$13,051	$-	$2,584	$10,467
U.S. Treasury securities	18,321	-	2,113	16,208
State and political subdivisions	171,032	593	5	171,620
Mortgage-backed securities-residential	28,661	-	5,069	23,592
Mortgage-backed securities-multi-family	90,918	-	22,034	68,884
Corporate debt securities	19,818	-	1,873	17,945
Total securities available-for-sale	$341,801	$593	$33,678	$308,716

	At June 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$13,054	$-	$2,231	$10,823
U.S. Treasury securities	18,349	-	1,849	16,500
State and political subdivisions	137,343	670	2	138,011
Mortgage-backed securities-residential	29,586	-	3,985	25,601
Mortgage-backed securities-multi-family	91,016	-	18,930	72,086
Corporate debt securities	19,805	-	1,693	18,112
Total securities available-for-sale	$309,153	$670	$28,690	$281,133

(1)
Amortized cost excludes accrued interest receivable of $3.1 million and $2.9 million at September 30, 2023 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

There was no allowance for credit losses on securities available-for-sale at the quarter ended September 30, 2023.

Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At September 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance(2)	Net Carrying Value
U.S. Treasury securities	$33,726	$-	$2,525	$31,201	$-	$33,726
State and political subdivisions	467,693	1,945	48,799	420,839	46	467,647
Mortgage-backed securities-residential	35,927	-	4,507	31,420	-	35,927
Mortgage-backed securities-multi-family	152,504	-	23,140	129,364	-	152,504
Corporate debt securities	22,327	-	3,025	19,302	451	21,876
Other securities	37	-	-	37	1	36
Total securities held-to-maturity	$712,214	$1,945	$81,996	$632,163	$498	$711,716

	At June 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance(2)	Net Carrying Value
U.S. Treasury securities	$33,705	$-	$2,438	$31,267	$-	$33,705
State and political subdivisions	478,756	5,178	30,662	453,272	-	478,756
Mortgage-backed securities-residential	37,186	-	3,625	33,561	-	37,186
Mortgage-backed securities-multi-family	155,046	-	20,324	134,722	-	155,046
Corporate debt securities	21,632	-	3,426	18,206	-	21,632
Other securities	38	-	-	38	-	38
Total securities held-to-maturity	$726,363	$5,178	$60,475	$671,066	$-	$726,363

(1)
Amortized cost excludes accrued interest receivable of $4.6 million and $3.9 million at September 30, 2023 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

(2)
The Company adopted ASU 2016-13 (CECL) on July 1, 2023. For periods subsequent to adoption, an allowance is calculated under the CECL methodology. The periods prior to adoption did not have an allowance for credit losses under applicable GAAP for those periods.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption, and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity as of September 30, 2023 has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities to account for expected lifetime credit loss using the CECL methodology.

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of September 30, 2023, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. The Company will only invest in high quality securities as determined by management’s analysis at the time of purchase. The Company generally does not engage in any derivative or hedging transactions, such as balance sheet interest rate swaps or caps.

Index
The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

(In thousands)	Three months ended September 30, 2023
Balance beginning of period	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	503
Benefit for credit losses	(5)
Balance end of period	$498

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$10,467	$2,584	5	$10,467	$2,584	5
U.S. Treasury securities	756	63	2	15,452	2,050	6	16,208	2,113	8
State and political subdivisions	5,022	3	3	81	2	1	5,103	5	4
Mortgage-backed securities-residential	-	-	-	23,592	5,069	27	23,592	5,069	27
Mortgage-backed securities-multi-family	-	-	-	68,884	22,034	31	68,884	22,034	31
Corporate debt securities	1,847	49	1	16,098	1,824	16	17,945	1,873	17
Total securities available-for-sale	7,625	115	6	134,574	33,563	86	142,199	33,678	92
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	31,201	2,525	8	31,201	2,525	8
State and political subdivisions	64,946	1,994	649	293,513	46,805	2,215	358,459	48,799	2,864
Mortgage-backed securities-residential	5	-	2	31,415	4,507	27	31,420	4,507	29
Mortgage-backed securities-multi-family	-	-	-	129,364	23,140	55	129,364	23,140	55
Corporate debt securities	6,753	995	6	12,549	2,030	13	19,302	3,025	19
Total securities held-to-maturity	71,704	2,989	657	498,042	79,007	2,318	569,746	81,996	2,975
Total securities	$79,329	$3,104	663	$632,616	$112,570	2,404	$711,945	$115,674	3,067

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

Index
There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2023 or 2022. During the three months ended September 30, 2023 and 2022, there were no sales of securities and no gains or losses were recognized.

The estimated fair values of debt securities at September 30, 2023, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Securities available-for-sale	Amortized Cost	Fair Value
Within one year	$171,471	$172,049
After one year through five years	38,162	34,285
After five years through ten years	11,089	8,757
After ten years	1,500	1,149
Total securities available-for-sale	222,222	216,240
Mortgage-backed and asset-backed securities	119,579	92,476
Total securities available-for-sale	341,801	308,716

Securities held-to-maturity
Within one year	60,158	58,999
After one year through five years	167,354	158,761
After five years through ten years	149,902	133,552
After ten years	146,369	120,067
Total securities held-to-maturity	523,783	471,379
Mortgage-backed securities	188,431	160,784
Total securities held-to-maturity	712,214	632,163
Total securities	$1,054,015	$940,879

At September 30, 2023 and June 30, 2023, securities with an aggregate fair value of $825.7 million and $904.8 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  At September 30, 2023 and June 30, 2023, securities with an aggregate fair value of $23.7 million and $20.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the three months ended September 30, 2023 or 2022.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three months September 30, 2023 or 2022.

Index
(4)          Loans and Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13 (CECL) effective July 1, 2023. The loan segmentation has been redefined under CECL and therefore prior year tables are presented separately.

With the adoption of CECL, the Company’s revised loan segments at September 30, 2023 are as follows:

(In thousands)	September 30, 2023
Residential real estate	$397,626
Commercial real estate	910,165
Home equity	25,467
Consumer	4,778
Commercial	110,304
Total gross loans(1)(2)	1,448,340
Allowance for credit losses on loans	(20,249)
Loans receivable, net	$1,428,091

(1)	Loan balances include net deferred fees/cost of $62,000 at September 30, 2023.
(2)	Loan balances exclude accrued interest receivable of $6.0 million at September 30, 2023, which is included in accrued interest receivable in the consolidated statement of financial condition.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $5.5 million at September 30, 2023, of which there were three residential loans totaling $637,000 and two commercial real estate loans totaling $1.4 million that were in process of foreclosure. Included in nonaccrual loans were $2.9 million of loans which were less than 90 days past due at September 30, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $5.5 million at June 30, 2023 of which three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. The activity in nonperforming loans during the period included $87,000 in loan repayments, $19,000 in loans returning to performing status, $3,000 in charge-offs or transfers to foreclosed, and $138,000 of loans placed into nonperforming status.

The following table sets forth information regarding delinquent and/or nonaccrual loans at September 30, 2023:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$19	$306	$1,877	$2,202	$395,424	$397,626	$2,816
Commercial real estate	-	233	650	883	909,282	910,165	1,307
Home equity	43	-	13	56	25,411	25,467	52
Consumer	31	21	43	95	4,683	4,778	43
Commercial loans	-	1,237	19	1,256	109,048	110,304	1,256
Total gross loans	$93	$1,797	$2,602	$4,492	$1,443,848	$1,448,340	$5,474

Index
Allowance for Credit Losses on Loans

The Company’s July 1, 2023 adoption of CECL resulted in a significant change to our methodology for estimating the allowance for credit losses.  The allowance for credit losses for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one year percent change in national GDP and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the CECL reserve for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on nonaccrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if a CECL reserve is required.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Company charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time, or that it will cost the Company more than it will receive and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for credit losses, unless equitable arrangements are made. Included within consumer loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for credit losses is increased by a provision for credit losses (which results in a charge to expense) and recoveries of loans previously charged off, and is reduced by charge-offs.

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended September 30, 2023
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(122)	(7)	(129)
Recoveries	-	1	-	26	9	36
Provision	317	405	25	117	(402)	462
Balance at September 30, 2023	$4,293	$12,356	$188	$490	$2,922	$20,249

The allowance for credit losses on unfunded commitments as of September 30, 2023 was $1.5 million.

Credit monitoring process

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio.  The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, the Company provides for the classification of loans considered being of lesser quality.  Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. For the commercial real estate and commercial loans, generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Residential real estate, home equity and consumer loans are graded as either nonperforming or performing. Nonperforming loans are loans that are generally over 90 days past due or on nonaccrual status.

Index
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

Construction loan repayments to a degree, are dependent upon the successful and timely completion of the construction of the subject property within specified cost limits.  The Company completes inspections during the construction phase prior to any disbursements.  The Company limits its risk during the construction as disbursements are not made until the required work for each advance has been completed.  Construction delays may further impair the borrower’s ability to repay the loan.

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

Commercial lending involves risks that are different from those associated with residential and commercial real estate mortgage lending. Real estate lending is generally considered to be collateral-based, with loan amounts based on fixed loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. The Company has formed relationships with other community banks within our region to participate in larger commercial loan relationships.  These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship. By entering into a participation agreement with the other bank, the Company can obtain the loan relationship while limiting its exposure to credit loss. Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.

Index
The following tables illustrate the Company’s credit quality by loan class by vintage:

	At September 30, 2023
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Residential real estate
By payment activity status:
Performing	$16,371	$58,726	$97,228	$85,394	$34,809	$102,282	$-	$-	$394,810
Non-performing	-	-	-	185	188	2,443	-	-	2,816
Total residential real estate	16,371	58,726	97,228	85,579	34,997	104,725	-	-	397,626
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	35,352	210,920	259,041	130,106	79,698	161,347	4,705	149	881,318
Special mention	-	505	2,519	476	682	7,714	1,031	-	12,927
Substandard	-	1,160	-	440	4,458	9,862	-	-	15,920
Total commercial real estate	35,352	212,585	261,560	131,022	84,838	178,923	5,736	149	910,165
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	1,554	3,155	375	521	370	1,638	17,747	55	25,415
Non-performing	-	-	-	-	-	3	49	-	52
Total home equity	1,554	3,155	375	521	370	1,641	17,796	55	25,467
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,046	1,772	1,019	486	205	114	93	-	4,735
Non-performing	-	-	43	-	-	-	-	-	43
Total Consumer	1,046	1,772	1,062	486	205	114	93	-	4,778
Current period gross charge-offs	110	-	8	4	-	-	-	-	122

Commercial
By internally assigned grade:
Pass	2,811	11,945	15,785	16,265	6,276	21,202	28,097	-	102,381
Special mention	-	-	1,739	-	1	486	306	-	2,532
Substandard	-	-	-	1,274	98	986	3,033	-	5,391
Total Commercial	$2,811	$11,945	$17,524	$17,539	$6,375	$22,674	$31,436	$-	$110,304
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$7	$-	$7

The Company had no loans classified doubtful or loss at September 30, 2023.

Individually Evaluated Loans

As of September 30, 2023, collateral dependent loans evaluated individually had an amortized cost basis of $5.8 million, with an allowance for credit losses on loans of $1.7 million.

Index
Loan Modifications to Borrowers Experiencing Financial Difficulties

As previously mentioned in Note 2 Recent Accounting Pronouncements, the Company’s July 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company will no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 results in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted. When the Company modifies a loan with financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

There were no loans during the three months ended September 30, 2023 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective July 1, 2023.

Prior to the adoption of ASU 2016-13 (CECL)

Prior to July 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Loan segments and classes at June 30, 2023 are summarized as follows:

(In thousands)	June 30, 2023
Residential real estate:
Residential real estate	$372,443
Residential construction and land	19,072
Multi-family	66,496
Commercial real estate:
Commercial real estate	693,436
Commercial construction	121,958
Consumer loan:
Home equity	22,752
Consumer installment	4,612
Commercial loans	108,022
Total gross loans(1)	1,408,791
Allowance for loan losses	(21,212)
Deferred fees and cost, net	75
Loans receivable, net	$1,387,654

(1)	Loan balances exclude accrued interest receivable of $5.5 million at June 30, 2023, which is included in accrued interest receivable in the consolidated statement of financial condition.

Loan balances by internal credit quality indicator at June 30, 2023:

(In thousands)	Performing	Special Mention	Substandard	Total
Residential real estate	$366,403	$2,305	$3,735	$372,443
Residential construction and land	19,072	-	-	19,072
Multi-family	66,410	86	-	66,496
Commercial real estate	665,548	11,671	16,217	693,436
Commercial construction	121,958	-	-	121,958
Home equity	22,698	-	54	22,752
Consumer installment	4,530	-	82	4,612
Commercial loans	100,225	2,352	5,445	108,022
Total gross loans	$1,366,844	$16,414	$25,533	$1,408,791

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at June 30, 2023:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$-	$504	$1,604	$2,108	$370,335	$372,443	$2,747
Residential construction and land	-	-	-	-	19,072	19,072	-
Multi-family	-	-	-	-	66,496	66,496	-
Commercial real estate	-	235	652	887	692,549	693,436	1,318
Commercial construction	-	-	-	-	121,958	121,958	-
Home equity	48	-	13	61	22,691	22,752	54
Consumer installment	63	1	63	127	4,485	4,612	63
Commercial loans	-	-	19	19	108,003	108,022	1,276
Total gross loans	$111	$740	$2,351	$3,202	$1,405,589	$1,408,791	$5,458

The Company had no accruing loans delinquent 90 days or more at June 30, 2023.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

Impaired Loan Analysis

The tables below detail additional information on impaired loans at the date or periods indicated:

	As of June 30, 2023			For the three months ended September 30, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,020	$1,020	$-	$986	$9
Commercial real estate	1,518	1,518	-	63	2
Home equity	-	-	-	128	-
Consumer installment	-	-	-	5	-
Commercial loans	334	334	-	344	4
Impaired loans with no allowance	2,872	2,872	-	1,526	15

With an allowance recorded:
Residential real estate	2,086	2,086	597	1,939	9
Commercial real estate	3,777	3,777	245	3,229	44
Commercial construction	-	-	-	102	-
Home equity	-	-	-	320	4
Commercial Loans	1,572	1,572	1,171	3,008	58
Impaired loans with allowance	7,435	7,435	2,013	8,598	115

Total impaired:
Residential real estate	3,106	3,106	597	2,925	18
Commercial real estate	5,295	5,295	245	3,292	46
Commercial construction	-	-	-	102	-
Home equity	-	-	-	448	4
Consumer installment	-	-	-	5	-
Commercial loans	1,906	1,906	1,171	3,352	62
Total impaired loans	$10,307	$10,307	$2,013	$10,124	$130

Prior to the adoption of ASU 2022-02 on July 1, 2023, the Company accounted for loan modifications to borrowers experiencing financial difficulty when concessions were granted as TDRs. The following tables are disclosures related to TDRs in prior periods.

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

The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated. The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations

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

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(in thousands)	September 30, 2023	June 30, 2023
Commercial loans	$302	$302
Total foreclosed real estate	$302	$302

Index
(5)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2023 and June 30, 2023 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,467	$-	$10,467	$-
U.S. Treasury securities	16,208	-	16,208	-
State and political subdivisions	171,620	-	171,620	-
Mortgage-backed securities-residential	23,592	-	23,592	-
Mortgage-backed securities-multi-family	68,884	-	68,884	-
Corporate debt securities	17,945	-	17,945	-
Securities available-for-sale	308,716	$-	308,716	-
Equity securities	299	299	-	-
Total securities measured at fair value	$309,015	$299	$308,716	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,823	$-	$10,823	$-
U.S. Treasury securities	16,500	-	16,500	-
State and political subdivisions	138,011	-	138,011	-
Mortgage-backed securities-residential	25,601	-	25,601	-
Mortgage-backed securities-multi-family	72,086	-	72,086	-
Corporate debt securities	18,112	-	18,112	-
Securities available-for-sale	281,133	-	281,133	-
Equity securities	306	306	-	-
Total securities measured at fair value	$281,439	$306	$281,133	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other available-for-sale investment securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as collateral dependent loans evaluated individually for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated collateral dependent loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 40%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for collateral dependent loans evaluated individually are classified as Level 3.

Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”). Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for credit losses. Values are derived from appraisals, similar to collateral dependent loans evaluated individually, of underlying collateral. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis. In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 60%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

Index
		September 30, 2023		June 30, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
September 30, 2023
Collateral dependent evaluated loans	3	$5,781	$4,090	$7,578	$5,565
Foreclosed real estate	3	$302	$302	$302	$302

The carrying amounts reported in the statements of financial condition for total cash and cash equivalents, long term certificates of deposit, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for long term certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.  Fair value for subordinated notes payable is estimated based on a discounted cash flow methodology or observations of recent highly-similar transactions. Fair value for interest rate swaps include any accrued interest and are valued using the present value of cash flows discounted using observable forward rate assumptions.

The carrying amounts and estimated fair value of financial instruments are as follows:

	September 30, 2023		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$130,253	$130,253	$130,253	$-	$-
Long term certificates of deposit	4,070	3,905	-	3,905	-
Securities available-for-sale	308,716	308,716	-	308,716	-
Securities held-to-maturity	711,716	632,163	-	632,163	-
Equity securities	299	299	299	-	-
Federal Home Loan Bank stock	1,979	1,979	-	1,979	-
Net loans receivable	1,428,091	1,314,142	-	-	1,314,142
Accrued interest receivable	13,761	13,761	-	13,761	-
Interest rate swaps asset	71	71	-	71	-
Deposits	2,420,481	2,419,132	-	2,419,132	-
Borrowings	4,374	4,142	-	4,142	-
Subordinated notes payable, net	49,542	46,357	-	46,357	-
Accrued interest payable	531	531	-	531	-
Interest rate swaps liability	71	71	-	71	-

	June 30, 2023		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$196,445	$196,445	$196,445	$-	$-
Long term certificate of deposit	4,576	4,383	-	4,383	-
Securities available-for-sale	281,133	281,133	-	281,133	-
Securities held-to-maturity	726,363	671,066	-	671,066	-
Equity securities	306	306	306	-	-
Federal Home Loan Bank stock	1,682	1,682	-	1,682	-
Net loans receivable	1,387,654	1,272,361	-	-	1,272,361
Accrued interest receivable	12,249	12,249	-	12,249	-
Deposits	2,437,161	2,437,357	-	2,437,357	-
Subordinated notes payable, net	49,495	47,669	-	47,669	-
Accrued interest payable	936	936	-	936	-

Index
(6)           Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities. The Company has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure. These interest rate swap agreements are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company’s consolidated statements of income. The Company records its interest rate swap agreements at fair value and are presented within other assets and other liabilities on the consolidated statements of financial condition. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statements of income. Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. Cash collateral represents the amount that is exchanged under master netting agreements that allows the Company to offset the derivative position with the related collateral. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table present the notional amount and fair values of interest rate derivative positions:

	At September 30, 2023
	Asset Derivatives			Liability Derivatives
(In thousands)	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value
Interest rate derivatives	Other Assets	$18,300	$71	Other Liabilities	$18,300	$71
Less cash collateral			-			-
Total after netting			$71			$71

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives.  The Company had no participations-out at September 30, 2023 or June 30, 2023.  RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. There was no credit exposure associated with risk participations-in as of September 30, 2023 and June 30, 2023 due to the recent rise in interest rates. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 5 to 14 years. At September 30, 2023 and June 30, 2023, the Company held RPAs with a notional amount of $93.0 million and $82.0 million, respectively.

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2023 and 2022.

Index
On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. Weighted-average number of shares and earnings per share have been retroactively adjusted in all periods presented as if the new shares had been issued and outstanding at the same time as the original shares.

	For the three months ended September 30,
	2023	2022

Net Income	$6,469,000	$9,036,000
Weighted Average Shares – Basic	17,026,828	17,026,828
Weighted Average Shares - Diluted	17,026,828	17,026,828

Earnings per share - Basic	$0.38	$0.53
Earnings per share - Diluted	$0.38	$0.53

(8)  Dividends

On July 19, 2023, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share, which represents a 14.3% increase from the previous annual cash dividend rate of $0.28 per share. The dividend was payable to stockholders of record as of August 14, 2023, and was paid on August 31, 2023. Greene County Bancorp, MHC did not waive its right to receive this dividend.

(9)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan were as follows:

	Three months ended September 30,
(In thousands)	2023	2022
Interest cost	$52	$50
Expected return on plan assets	(55)	(55)
Amortization of net loss	19	27
Net periodic pension cost	$16	$22

The interest cost, expected return on plan assets and amortization of net loss components are included in other noninterest expense on the consolidated statements of income. On an annual basis, upon the completion of the third-party actuarial valuation related to the defined benefit pension plan, the Company records adjustments to accumulated other comprehensive income. The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2024.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP is intended to provide a benefit from the Bank upon vested retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). The SERP is more fully described in Note 9 of the consolidated financial statements for the year ended June 30, 2023.

The net periodic pension costs related to the SERP for the three months ended September 30, 2023 were $470,000, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $13.1 million at September 30, 2023 and $12.3 million at June 30, 2023, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

Index
(10)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”).  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements for the year ended June 30, 2023. All share and per share data has been retroactively adjusted in all periods presented to reflect the 2-for-1 stock split, which was paid on March 23, 2023, as if the new share options had been granted at the same time as the original share options.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2023 and 2022 were as follows:

	2023	2022
Number of options outstanding at beginning of year	2,535,840	2,959,040
Options granted	672,095	807,200
Options paid in cash upon vesting	-	(194,000)
Number of options outstanding at period end	3,207,935	3,572,240

(In thousands)	2023	2022
Cash paid out on options vested	$-	$510
Compensation expense recognized	$632	$968

The total liability for the Plan was $6.9 million and $6.3 million at September 30, 2023 and June 30, 2023, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended September 30, 2023 and 2022
(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive loss before reclassification	(3,712)	-	(3,712)
Other comprehensive loss for the three months ended September 30, 2023	(3,712)	-	(3,712)
Balance – September 30, 2023	$(24,243)	$(877)	$(25,120)

Balance – June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive loss before reclassification	(6,618)	-	(6,618)
Other comprehensive loss for the three months ended September 30, 2022	(6,618)	-	(6,618)
Balance – September 30, 2022	$(23,886)	$(1,115)	$(25,001)

(12)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

Index
The following includes quantitative data related to the Company’s operating leases as September 30, 2023 and June 30, 2023, and for the three months ended September 30, 2023 and 2022:

(In thousands, except weighted-average information).
Operating lease amounts:	September 30, 2023	June 30, 2023
Right-of-use assets	$2,109	$2,188
Lease liabilities	$2,198	$2,277

	For the three months ended September 30,
	2023	2022
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$113	$89
Right-of-use assets obtained in exchange for new operating lease liabilities	$19	$-

Lease costs:
Operating lease cost	$102	$81
Variable lease cost	$11	$10

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of September 30, 2023:

(in thousands)
Within the twelve months ended September 30,
2024	$457
2025	457
2026	445
2027	372
2028	310
Thereafter	337
Total undiscounted cash flow	2,378
Less net present value adjustment	(180)
Lease Liability	$2,198

Weighted-average remaining lease term (Years)	5.62
Weighted-average discount rate	2.76%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of financial condition.

(13)        Commitments and Contingent Liabilities

Credit-Related Financial Instruments

In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and lines of credit, which involve, to varying degrees, elements of credit risk.

The table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	September 30, 2023	June 30, 2023
Unfunded loan commitments	$126,149	$124,498
Unused lines of credit	94,164	94,898
Standby letters of credit	179	179
Total credit-related financial instruments with off-balance sheet risk	$220,492	$219,575

Index
The Company enters into contractual commitments to extend credit to its customers in the form of loan commitments and lines of credit, generally with fixed expiration dates and other termination clauses, and may require payment of a fee. Substantially all of the Company’s commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding, and are often secured by real estate collateral. Since the majority of the Company’s commitments typically expire without being funded, the total contractual amount does not necessarily represent the Company’s future payment requirements.

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At September 30, 2023, the allowance for credit losses on unfunded commitments totaled $1.5 million.

Litigation

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

On April 26, 2022, Andrew Broockmann, a customer of The Bank of Greene County (the “Bank”), filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The complaint alleges that the Bank improperly assessed overdraft fees on debit-card transactions that were authorized on a positive account balance but settled on a negative balance. Mr. Broockmann, on behalf of the putative class, seeks compensatory damages, punitive damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. The Bank denies that it improperly assessed overdraft fees or breached any agreement with Mr. Broockmann or with members of the putative class. On February 28, 2023, the parties entered into a settlement agreement which contemplates, among other things, that the Bank will (a) pay a cash payment of $1.15 million, (b) forgive, waive, and not collect an additional $64,500 in uncollected overdraft fees, and (c) cease collecting certain types of overdraft fees.  On October 25, 2023, the Court granted final approval of the class action settlement and closed the case. The Company established a settlement fund of $1.15 million during the quarter ended June 30, 2023, which had been accrued for in the quarter ended December 31, 2022.  Pursuant to the terms of the parties’ settlement agreement, and subject to any requested extensions, the court-approved claims administrator will distribute the class members’ payments from the settlement fund in the quarter ended December 31, 2023.

(14)        Subsequent events

On October 18, 2023, the Board of Directors announced a cash dividend for the quarter ended September 30, 2023 of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of November 15, 2023, and is expected to be paid on November 30, 2023. Greene County Bancorp, MHC intends to waive its receipt of this dividend.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of the Company’s Activities and Risks

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on the Company’s loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for credit losses, noninterest income and noninterest expense.  Noninterest income consists primarily of fees and service charges.  The Company’s noninterest expense consists principally of compensation and employee benefits, occupancy, equipment and data processing, and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, as well as government policies and actions of regulatory authorities. Additionally, future changes in applicable law, regulations or government policies may materially affect the Company.

To operate successfully, the Company must manage various types of risk, including but not limited to, market or interest rate risk, credit risk, transaction risk, liquidity risk, security risk, strategic risk, reputation risk and compliance risk.

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

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

Liquidity risk is the risk the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternate funding sources. The Company’s objective is to fund balance sheet growth while meeting the cash flow requirements of depositors. Management is responsible for liquidity monitoring and has available different sources of liquidity as requirements and demands change. These demands include loan growth and repayments, security purchases and maturities, deposit inflows and outflows, and payments on borrowings.  Management continually monitors trends to identify patterns that might improve the predictability and timing of the Company’s liquidity position.

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

Index
Critical Accounting Policies

Critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our 2023 Annual Report on Form 10-K.  Refer to Note 2 in this Quarterly Report on Form 10-Q for recently adopted accounting standards. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

The allowance for credit losses consists of the allowance for credit losses for loans and unfunded commitments. Effective July 1, 2023, the measurement of Current Expensed Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, are adjusted by a provision (expense) for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries. The allowance for credit losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws, and is included in accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1 to the consolidated financial statements presented in this Quarterly Report on Form 10-Q. Refer to Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting standards.

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

ASSETS

Total assets of the Company remained unchanged at $2.7 billion at September 30, 2023 and at June 30, 2023.  Securities available-for-sale and held-to-maturity remained unchanged at $1.0 billion at September 30, 2023 and at June 30, 2023. Net loans receivable increased $40.4 million, or 2.9%, to $1.43 billion at September 30, 2023 from $1.39 billion at June 30, 2023.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $130.3 million at September 30, 2023 and $196.4 million at June 30, 2023. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company held excess cash balances for both quarter ends in response to the recent industry turmoil and has continued to maintain strong capital and liquidity positions as of September 30, 2023.

Index
SECURITIES

Securities available-for-sale and held-to-maturity remained unchanged at $1.0 billion at September 30, 2023 and at June 30, 2023. Securities purchases totaled $85.0 million during the three months ended September 30, 2023 and consisted primarily of $84.3 million of state and political subdivision securities. Principal pay-downs and maturities during the three months ended September 30, 2023 amounted to $66.1 million, primarily consisting of $61.5 million of state and political subdivision securities, and $3.8 million of mortgage-backed securities. At September 30, 2023, 62.6% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 27.5% of our securities portfolio at September 30, 2023, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

The Company adopted ASU 2016-13 (CECL) as of July 1, 2023. For periods subsequent to adoption, the allowance for credit losses (ACL) is calculated under the CECL methodology and the resulting provision for credit losses includes expected credit losses on securities held-to-maturity. The periods prior to adoption did not have an allowance for credit losses under applicable Generally Accepted Accounting Principles (GAAP) for those periods.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption, and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities to account for expected lifetime credit loss using the CECL methodology.

The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of September 30, 2023 and June 30, 2023. Refer to financial statements Note 3 Securities for the complete fair value of securities.

	September 30, 2023		June 30, 2023
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale (at fair value):
U.S. Government sponsored enterprises	$10,467	1.0%	$10,823	1.1%
U.S. Treasury securities	16,208	1.6	16,500	1.6
State and political subdivisions	171,620	16.8	138,011	13.7
Mortgage-backed securities-residential	23,592	2.3	25,601	2.5
Mortgage-backed securities-multifamily	68,884	6.7	72,086	7.2
Corporate debt securities	17,945	1.8	18,112	1.8
Total securities available-for-sale	308,716	30.2	281,133	27.9
Securities held-to-maturity (at amortized cost):
U.S. treasury securities	33,726	3.3	33,705	3.4
State and political subdivisions	467,647	45.8	478,756	47.5
Mortgage-backed securities-residential	35,927	3.5	37,186	3.7
Mortgage-backed securities-multifamily	152,504	15.0	155,046	15.4
Corporate debt securities	21,876	2.2	21,632	2.1
Other securities	36	0.0	38	0.0
Total securities held-to-maturity	711,716	69.8	726,363	72.1
Total securities	$1,020,432	100.0%	$1,007,496	100.0%

There was no ACL recorded on available-for-sale securities as of either period presented as each of the securities in the  portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At September 30, 2023, the ACL on held-to-maturity securities was $498,000.

Index
LOANS

Net loans receivable increased $40.4 million, or 2.9%, to $1.43 billion at September 30, 2023 from $1.39 billion at June 30, 2023.  The loan growth experienced during the three months consisted primarily of $27.9 million in commercial real estate loans, $6.7 million in residential real estate loans, $2.6 million in home equity loans and $2.3 million in commercial loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

	September 30, 2023		June 30, 2023
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$397,626	27.5%	$390,944	27.8%
Commercial real estate	910,165	62.8	882,388	62.6
Home equity	25,467	1.8	22,887	1.6
Consumer	4,778	0.3	4,646	0.3
Commercial loans	110,304	7.6	108,001	7.7
Total gross loans(1)(2)	1,448,340	100.0%	1,408,866	100.0%
Allowance for credit losses on loans	(20,249)		(21,212)
Total net loans	$1,428,091		$1,387,654

(1)	Loan balances include net deferred fees/cost of ($62,000) and $75,000 at September 30, 2023 and at June 30, 2023, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.0 million and $5.5 million at September 30, 2023 and at June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

ALLOWANCE FOR CREDIT LOSSES ON LOANS

The allowance for credit losses on loans (the “ACL”) is established through a provision made periodically by charges or benefits to the provision for credit losses. This is necessary to maintain the ACL at a level which management believes is reasonably reflective of the overall loss expected over the contractual life of the loan portfolio. Management has an established ACL policy to govern the use of judgments exercised in evaluating the ACL required to estimate the expected credit losses over the expected contractual life of the loan portfolios and the material effect that such judgments can have on the consolidated financial statements. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans evaluated individually, and/or changes in management’s assessment of factors.

The ACL is based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the residential real estate, commercial real estate, home equity and commercial loan segments. The remaining life method is utilized to determine the CECL reserve for the consumer loan segment. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on nonaccrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of collateral for collateral dependent loans less selling expenses will be compared to the loan balance to determine if a CECL reserve is required. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The Company charges loans off against the ACL when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Company more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.  Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the ACL, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The ACL is increased by a provision for credit losses (which results in a charge to expense) and recoveries of loans previously charged off, and is reduced by charge-offs.

Index
Additional information about the ACL is included in Note 4 to the consolidated financial statements. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

The ACL totaled $20.2 million at September 30, 2023, compared to $21.2 million at June 30, 2023 and $19.9 million at July 1, 2023. The ACL to total loans receivable was 1.40% at September 30, 2023 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023). The ACL as of September 30, 2023 is consistent with the July 1, 2023 day-one ACL. The decrease in the ACL from June 30, 2023 to September 30, 2023 was primarily due to the CECL adoption.

The allowance for credit losses on unfunded commitments as of September 30, 2023 was $1.5 million.

Nonaccrual Loans and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans over 90 days past due and still accruing, troubled loans that have modifications, foreclosed real estate and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become 90 days past due, unless the loan is well secured and in the process of collection. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as nonaccrual, and may be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is vale lower of the carrying amount or fair value, less any estimated disposal costs.

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	September 30, 2023	June 30, 2023
Nonaccrual loans:
Residential real estate	$2,816	$2,747
Commercial real estate	1,307	1,318
Home equity	52	54
Consumer installment	43	63
Commercial	1,256	1,276
Total nonaccrual loans	$5,474	$5,458
Foreclosed real estate:
Commercial	302	302
Total foreclosed real estate	302	302
Total nonperforming assets	$5,776	$5,760

Total nonperforming assets of total assets	0.21%	0.21%
Total nonperforming loans to net loans	0.38%	0.39%
Allowance for credit losses on loans to nonperforming loans	369.91%	388.64%
Allowance for credit losses on loans to total loans receivable	1.40%	1.51%

At September 30, 2023 and June 30, 2023, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $5.8 million at September 30, 2023 and June 30, 2023.  Loans on nonaccrual status totaled $5.5 million at September 30, 2023, of which there were three residential loans totaling $637,000 and two commercial real estate loans totaling $1.4 million that were in process of foreclosure. Included in nonaccrual loans were $2.9 million of loans which were less than 90 days past due at September 30, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $5.5 million at June 30, 2023 of which three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due.

Index
DEPOSITS

Deposits totaled $2.4 billion at both September 30, 2023 and at June 30, 2023. NOW deposits increased $28.4 million, or 1.6%, and noninterest-bearing deposits increased $7.0 million, or 4.4%, when comparing September 30, 2023 and June 30, 2023. Certificates of deposits decreased $16.3 million, or 12.7%, money market deposits decreased $14.1 million, or 12.3%, and savings deposits decreased $21.7 million, or 7.2%, when comparing September 30, 2023 and June 30, 2023.  As of September 30, 2023, the overall brokered deposit balance amounted to $62.7 million, which included $15.0 million of NOW deposits in the form of IntraFi Insured Network Deposits and $47.7 million of certificates of deposits in the form of brokered certificates of deposits. As of June 30, 2023, the overall brokered deposits balance amounted to $60.0 million of brokered certificates of deposits. The Company maintained the increased level of brokered deposits to support overall liquidity and a higher cash position.

Major classifications of deposits at September 30, 2023 and June 30, 2023 are summarized as follows:

(In thousands)	September 30, 2023	Percentage of Portfolio	June 30, 2023	Percentage of Portfolio
Noninterest-bearing deposits	$166,054	6.8%	$159,039	6.5%
Certificates of deposit	111,803	4.6	128,077	5.3
Savings deposits	277,380	11.5	299,038	12.3
Money market deposits	100,900	4.2	115,029	4.7
NOW deposits	1,764,344	72.9	1,735,978	71.2
Total deposits	$2,420,481	100.0%	$2,437,161	100.0%

BORROWINGS

At September 30, 2023, the Bank had pledged approximately $579.8 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $368.2 million at September 30, 2023, of which there were $4.4 million term fixed rate borrowings, $190.0 million irrevocable municipal letters of credit and no short-term borrowings outstanding at September 30, 2023. There were no overnight borrowings at September 30, 2023 and June 30, 2023, respectively. Interest rates on overnight borrowings are determined at the time of borrowing. There were no long-term fixed rate, fixed term advances at June 30, 2023. The $190.0 million of irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term fixed rate borrowing of $4.4 million has a stated rate of 5.7%, maturing September 2024. The Company received a corresponding credit related to the FHLB term fixed rate borrowing, from the “FHLB 0% Development Advance (ZDA) Program”, which effectively reduces the interest rate paid to zero percent.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At September 30, 2023, approximately $23.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window the Bank Term Funding Program. There were no balances outstanding with the Federal Reserve Bank at September 30, 2023.

The Bank has established unsecured lines of credit with Atlantic Central Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Central Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for both the Company and the Bank at September 30, 2023 and June 30, 2023.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At September 30, 2023, there were $19.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At September 30, 2023, there were $29.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At September 30, 2023, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
EQUITY

Shareholders’ equity increased to $184.2 million at September 30, 2023 from $183.3 million at June 30, 2023, resulting primarily from net income of $6.5 million, partially offset by dividends declared and paid of $1.4 million, an increase in accumulated other comprehensive loss of $3.7 million and the day-one CECL adoption impact of $510,000. Unrealized loss on available for sale securities increased at September 30, 2023 compared to June 30, 2023, as the market yields on bonds increased during the three months ended September 30, 2023.

The Federal Reserve raised their target benchmark interest rate in 2022 and into the third quarter of calendar year 2023, resulting in subsequent prime lending rate increases of 525 basis points, and a significant increase in market rates between March 2022 and September 2023. If market interest rates continue to rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to Accumulated Other Comprehensive Income, a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on book value per share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three months ended September 30, 2023, the Company did not repurchase any shares.

Selected Equity Data:
	September 30, 2023	June 30, 2023
Shareholders’ equity to total assets, at end of period	6.85%	6.79%
Book value per share[1]	$10.82	$10.76
Closing market price of common stock	$24.05	$29.80

	For the three months ended September 30,
	2023	2022
Average shareholders’ equity to average assets	7.00%	6.32%
Dividend payout ratio[1]	21.05%	13.21%
Actual dividends paid to net income[2]	21.05%	6.04%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months December 31, 2021, March 31, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. Dividends declared during the three months ended June 30, 2022 and September 30, 2023 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three months ended September 30, 2023 and 2022. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended September 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,429,657	$17,205	4.81%	$1,314,095	$13,382	4.07%
Securities non-taxable	638,478	4,290	2.69	698,137	3,077	1.76
Securities taxable	400,024	2,224	2.22	433,522	2,120	1.96
Interest-bearing bank balances and federal funds	64,719	916	5.66	5,471	27	1.97
FHLB stock	2,040	37	7.25	3,254	34	4.18
Total interest-earning assets	2,534,918	24,672	3.89%	2,454,479	18,640	3.04%
Cash and due from banks	12,317			12,907
Allowance for credit losses on loans	(20,001)			(23,046)
Allowance for credit losses on securities held-to-maturity	(492)			-
Other noninterest-earning assets	97,787			90,701
Total assets	$2,624,529			$2,535,041

Interest-Bearing Liabilities:
Savings and money market deposits	$399,629	$286	0.29%	$499,168	$203	0.16%
NOW deposits	1,675,568	9,174	2.19	1,499,209	1,586	0.42
Certificates of deposit	117,750	1,147	3.90	69,788	221	1.27
Borrowings	58,997	626	4.24	94,129	796	3.38
Total interest-bearing liabilities	2,251,944	11,233	2.00%	2,162,294	2,806	0.52%
Noninterest-bearing deposits	158,278			184,216
Other noninterest-bearing liabilities	30,653			28,213
Shareholders' equity	183,654			160,318
Total liabilities and equity	$2,624,529			$2,535,041

Net interest income		$13,439			$15,834
Net interest rate spread			1.89%			2.52%
Net earnings assets	$282,974			$292,185
Net interest margin			2.12%			2.58%
Average interest-earning assets to average interest-bearing liabilities	112.57%			113.51%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2023	2022
Net interest income (GAAP)	$13,439	$15,834
Tax-equivalent adjustment(1)	1,563	1,125
Net interest income (fully taxable-equivalent)	$15,002	$16,959

Average interest-earning assets	$2,534,918	$2,454,479
Net interest margin (fully taxable-equivalent)	2.37%	2.76%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30,
	2023 versus 2022
	Increase/(Decrease)		Total
	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning Assets:
Loans receivable, net[1]	$1,246	$2,577	$3,823
Securities non-taxable	(283)	1,496	1,213
Securities taxable	(169)	273	104
Interest-bearing bank balances and federal funds	758	131	889
FHLB stock	(16)	19	3
Total interest-earning assets	1,536	4,496	6,032

Interest-Bearing Liabilities:
Savings and money market deposits	(48)	131	83
NOW deposits	206	7,382	7,588
Certificates of deposit	231	695	926
Borrowings	(342)	172	(170)
Total interest-bearing liabilities	47	8,380	8,427
Net change in net interest income	$1,489	$(3,884)	$(2,395)

1 Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 0.99% for the three months ended September 30, 2023 as compared to 1.43% for the three months ended September 30, 2022.  Annualized return on average equity decreased to 14.09% for the three months ended September 30, 2023 as compared to 22.55% for the three months ended September 30, 2022.  The decrease in return on average assets and return on average equity for the three months ended September 30, 2023 was primarily the result of the balance sheet growing at a faster rate than net income growth. Net income amounted to $6.5 million and $9.0 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.5 million. Average assets increased $89.5 million, or 3.5%, to $2.6 billion for the three months ended September 30, 2023 as compared to $2.5 billion for the three months ended September 30, 2022. Average equity increased $23.3 million, or 14.6%, to $183.7 million for the three months ended September 30, 2023 as compared to $160.3 million for the three months ended September 30, 2022.

INTEREST INCOME

Interest income amounted to $24.7 million for the three months ended September 30, 2023 as compared to $18.6 million for the three months ended September 30, 2022, an increase of $6.0 million, or 32.4%. The increase in yields earned on loans and securities had the greatest impact on interest income. The average balances of loans also increased during the comparative periods contributing to higher interest income.

Index
Average loan balances increased $115.6 million and the yield on loans increased 74 basis points when comparing the three months ended September 30, 2023 and 2022. The average balance of securities decreased $93.2 million and the yield on such securities increased 67 basis points when comparing the three months ended September 30, 2023 and 2022.  Average interest-bearing bank balances and federal funds increased $59.2 million and the yield increased 369 basis points when comparing the three months ended September 30, 2023 and 2022.

INTEREST EXPENSE

Interest expense amounted to $11.2 million for the three months ended September 30, 2023 as compared to $2.8 million for the three months ended September 30, 2022, an increase of $8.4 million, or 300.3%. The increase in the cost of funds on NOW deposits and certificates of deposit had the greatest impact on interest expense during the three months ended September 30, 2023, reflecting higher market interest rates when comparing the periods.

The cost of NOW deposits increased 177 basis points, the cost of certificates of deposit increased 263 basis points, and the cost of savings and money market deposits increased 13 basis points when comparing the three months ended September 30, 2023 and 2022. The increase in the cost of interest-bearing liabilities was also due to growth in the average balance of interest-bearing liabilities of $89.7 million. This was due to an increase in NOW deposits of $176.4 million and an increase in average certificates of deposits of $48.0 million, offset by a decrease in average savings and money market deposits of $99.5 million and a decrease in average borrowings of $35.1 million when comparing the three months ended September 30, 2023 and 2022. Yields on interest-earning assets and costs of interest-bearing deposits increased for the three months ended September 30, 2023, as the Federal Reserve Board raised interest rates throughout the calendar year 2022 and into the third quarter of calendar year 2023.

NET INTEREST INCOME

Net interest income decreased $2.4 million to $13.4 million for the three months ended September 30, 2023 from $15.8 million for the three months ended September 30, 2022. The decrease in net interest income was due to an increase in the average balance of interest-bearing liabilities, which increased $89.7 million when comparing the three months ended September 30, 2023 and 2022, and increases in rates paid on interest-bearing liabilities, which increased 148 basis points when comparing the three months ended September 30, 2023 and 2022. The decrease in net interest income was partially offset by increases in the average balance of interest-earning assets, which increased $80.4 million when comparing the three months ended September 30, 2023 and 2022, and increases in interest rates on interest-earning assets, which increased 85 basis points when comparing the three months ended September 30, 2023 and 2022.

Net interest rate spread and margin both decreased when comparing the three months ended September 30, 2023 and 2022. Net interest rate spread decreased 63 basis points to 1.89% for the three months ended September 30, 2023 compared to 2.52% for the three months ended September 30, 2022. Net interest margin decreased 46 basis points to 2.12% for the three months ended September 30, 2023 compared to 2.58% for the three months ended September 30, 2022. The decrease during the current quarter was due to the higher interest rate environment, which resulted in higher rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on loans and securities, as they reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior year period.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.37% and 2.76% for the three months ended September 30, 2023 and 2022.

The Company closely monitors its interest rate risk, and the Company will continue to monitor and prudently manage the asset and liability mix to address the risks or potential negative effects of changes in interest rates.  Management attempts to mitigate the interest rate risk through balance sheet composition. Several strategies are used to help manage interest rate risk such as maintaining a high level of liquid assets such as short-term federal funds sold and various investment securities and maintaining a high concentration of less interest-rate sensitive and lower-costing core deposits.

The Federal Reserve Board has raised rates since March of 2022. The rise in the federal funds rate is expected to have a positive impact to the Company’s interest spread and margin as the rates on new loans and securities purchased are at higher rates than in the prior year, however given how quickly the rate rise has been, it has not allowed the Company to reprice assets as quickly as deposits.

PROVISION FOR CREDIT LOSSES ON LOANS

Provision for credit losses amounted to $457,000 for the three months ended September 30, 2023. The provision for credit losses on loans amounted to $462,000 for the three months ended September 30, 2023, compared to a benefit of $499,000 for the three months ended September 30, 2022. The loan provision for the three months ended September 30, 2023 was primarily due to the increase in gross loans and increases in the qualitative factor adjustments. The allowance for credit losses on loans to total loans receivable was 1.40% at September 30, 2023 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023).

Index
Loans classified as substandard or special mention totaled $43.8 million at September 30, 2023 and $41.9 million at June 30, 2023, an increase of $1.9 million. There were no loans classified as doubtful or loss at September 30, 2023 or June 30, 2023.

Net charge-offs amounted to $93,000 and $115,000 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $22,000. There were no significant charge-offs in any loan segment during the three months ended September 30, 2023. Net charge-offs to average loans was 3 bps and 4 bps for the three months ended September 30, 2023 and 2022, respectively. Net charge-offs to nonperforming assets was 6.4% and 8.5% for the three months ended September 30, 2023 and 2022, respectively.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest income:	2023	2022	Amount	Percent
Service charges on deposit accounts	$1,230	$1,217	$13	1.1%
Debit card fees	1,133	1,142	(9)	(0.8)
Investment services	243	180	63	35.0
E-commerce fees	29	26	3	11.5
Bank owned life insurance	362	340	22	6.5
Other operating income	302	193	109	56.5
Total noninterest income	$3,299	$3,098	$201	6.5%

Noninterest income increased $201,000, or 6.5%, to $3.3 million for the three months ended September 30, 2023 compared to $3.1 million for the three months ended September 30, 2022. The increase for the three month period was primarily due to an increase in investment service income and fee income earned on customer interest rate swap contracts, as well as income from bank owned life insurance.

NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended September 30,		Change from Prior Year
Noninterest expense:	2023	2022	Amount	Percent
Salaries and employee benefits	$5,491	$5,428	$63	1.2%
Occupancy expense	537	524	13	2.5
Equipment and furniture expense	138	158	(20)	(12.7)
Service and data processing fees	591	702	(111)	(15.8)
Computer software, supplies and support	511	381	130	34.1
Advertising and promotion	97	76	21	27.6
FDIC insurance premiums	312	242	70	28.9
Legal and professional fees	383	451	(68)	(15.1)
Other	785	835	(50)	(6.0)
Total noninterest expense	$8,845	$8,797	$48	0.5%

Noninterest expense remained unchanged at $8.8 million for the three months ended September 30, 2023 and September 30, 2022. During the three months ended September 30, 2023, there was an increase in computer software and supplies of $130,000 due to the Company purchasing new equipment to upgrade our IT infrastructure, which was partially offset by a decrease in service and data processing fees paid, as compared to the three months ended September 30, 2022.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 13.0% for the three months ended September 30, 2023 and 15.0% for the three months ended September 30, 2022. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, and income received on the bank owned life insurance, to arrive at the effective tax rate. The decrease in the current quarter’s effective tax rate was the result of an increase in tax-exempt income proportional to total income.

Index
LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Central Bankers Bank and two other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2023, the Company had $130.3 million in cash and cash equivalents, representing 4.8% of total assets, and had $270.2 million available in unused lines of credit.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through March 11, 2024. The Company has not requested funding through the BTFP as of September 30, 2023, but has an established relationship with the Federal Reserve to take advantage of this program.

In efforts to enhance strong levels of liquidity and to fund strong loan demand, the Bank and Commercial Bank (the “Banks”) accept brokered certificates of deposits, generally in denominations of less than $250,000, from national brokerage networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks can place and obtain brokered deposits from a national brokerage network up to 10% of total deposits, in the amount of $242.0 million based on policy. The Banks can also place and obtain brokered deposits from IntraFi up to 10% of total deposits, in the amount of $242.0 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

As of September 30, 2023, the overall brokered deposit balance amounted to $62.7 million, which included $15.0 million of NOW deposits in the form of IntraFi IND and $47.7 million of certificates of deposits in the form of brokered certificates of deposits. As of June 30, 2023, the overall brokered deposits balance amounted to $60.0 million of brokered certificates of deposits. The Company maintained the increased level of brokered deposits to support overall liquidity and a higher cash position.

  At September 30, 2023, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	5.37%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	8.43%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	19.58%

The Company’s off-balance sheet credit exposures at September 30, 2023:

(In thousands)
Unfunded loan commitments	$126,149
Unused lines of credit	94,164
Standby letters of credit	179
Total commitments	$220,492

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at September 30, 2023 and June 30, 2023.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective		Capital Conservation
(Dollars in thousands)	Actual		Purposes		Action Provisions		Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2023:

Total risk-based capital	$261,189	16.6%	$126,247	8.0%	$157,809	10.0%	8.55%	2.50%
Tier 1 risk-based capital	241,432	15.3	94,686	6.0	126,247	8.0	9.30	2.50
Common equity tier 1 capital	241,432	15.3	71,014	4.5	102,576	6.5	10.80	2.50
Tier 1 leverage ratio	241,432	9.1	106,075	4.0	132,594	5.0	5.10	2.50

As of June 30, 2023:

Total risk-based capital	$249,165	16.5%	$121,020	8.0%	$151,275	10.0%	8.47%	2.50%
Tier 1 risk-based capital	230,228	15.2	90,765	6.0	121,020	8.0	9.22	2.50
Common equity tier 1 capital	230,228	15.2	68,074	4.5	98,328	6.5	10.72	2.50
Tier 1 leverage ratio	230,228	8.7	106,141	4.0	132,676	5.0	4.68	2.50

Greene County Commercial Bank
As of September 30, 2023:

Total risk-based capital	$105,641	44.0%	$19,188	8.0%	$23,985	10.0%	36.00%	2.50%
Tier 1 risk-based capital	105,641	44.0	14,391	6.0	19,188	8.0	38.00	2.50
Common equity tier 1 capital	105,641	44.0	10,793	4.5	15,590	6.5	39.50	2.50
Tier 1 leverage ratio	105,641	9.4	44,771	4.0	55,964	5.0	5.44	2.50

As of June 30, 2023:

Total risk-based capital	$104,781	46.6%	$17,975	8.0%	$22,469	10.0%	38.63%	2.50%
Tier 1 risk-based capital	104,781	46.6	13,481	6.0	17,975	8.0	40.63	2.50
Common equity tier 1 capital	104,781	46.6	10,111	4.5	14,605	6.5	42.13	2.50
Tier 1 leverage ratio	104,781	9.1	45,958	4.0	57,447	5.0	5.12	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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

During the quarter ended September 30, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASU’s issued to amend ASC Topic 326. There were no other changes in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II.	Other Information

Item 1.	Legal Proceedings
The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Except as noted below, management believes there are no such legal proceedings pending or threatened against the Company or its subsidiaries, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries. See Note 13 – Commitments and Contingent Liabilities to the Notes to the unaudited financial statements for a description of a current lawsuit in which the Company has been named a party.

Item 1A.	Risk Factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2023.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  November 13, 2023

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  November 13, 2023

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer