Form 10-Q
period 2023-12-31
GREENE COUNTY BANCORP INC
filed 2024-02-09
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023
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

As of  February 8, 2024, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2023 and June 30, 2023
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2023	June 30, 2023
Cash and due from banks	$12,147	$15,305
Interest-bearing deposits	163,933	181,140
Total cash and cash equivalents	176,080	196,445

Long-term certificates of deposit	3,822	4,576
Securities available-for-sale, at fair value	307,809	281,133
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $485 at December 31, 2023	700,853	726,363
Equity securities, at fair value	325	306
Federal Home Loan Bank stock, at cost	7,654	1,682

Loans receivable	1,457,175	1,408,866
Allowance for credit losses on loans	(20,309)	(21,212)
Net loans receivable	1,436,866	1,387,654

Premises and equipment, net	15,232	15,028
Bank-owned life insurance	56,003	55,063
Accrued interest receivable	14,499	12,249
Foreclosed real estate	302	302
Prepaid expenses and other assets	17,243	17,482
Total assets	$2,736,688	$2,698,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$137,424	$159,039
Interest-bearing deposits	2,197,413	2,278,122
Total deposits	2,334,837	2,437,161

Borrowings from Federal Home Loan Bank, short-term	125,000	-
Borrowings from Federal Home Loan Bank, long-term	4,374	-
Subordinated notes payable, net	49,588	49,495
Accrued expenses and other liabilities	27,593	28,344
Total liabilities	2,541,392	2,515,000

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at December 31, 2023 and June 30, 2023; Outstanding – 17,026,828 shares at December 31, 2023, and June 30, 2023	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	203,396	193,721
Accumulated other comprehensive loss	(19,070)	(21,408)
Treasury stock, at cost 195,852 shares at December 31, 2023, and June 30, 2023	(908)	(908)
Total shareholders’ equity	195,296	183,283
Total liabilities and shareholders’ equity	$2,736,688	$2,698,283

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Interest income:
Loans	$17,776	$14,801	$34,981	$28,183
Investment securities - taxable	805	690	1,573	1,354
Mortgage-backed securities	1,573	1,364	3,066	2,854
Investment securities - tax exempt	4,334	3,504	8,624	6,581
Interest-bearing deposits and federal funds sold	1,105	169	2,021	196
Total interest income	25,593	20,528	50,265	39,168

Interest expense:
Interest on deposits	12,558	3,738	23,165	5,748
Interest on borrowings	647	867	1,273	1,663
Total interest expense	13,205	4,605	24,438	7,411

Net interest income	12,388	15,923	25,827	31,757
Provision for credit losses	170	244	627	(255)
Net interest income after provision for credit losses	12,218	15,679	25,200	32,012

Noninterest income:
Service charges on deposit accounts	1,227	1,234	2,457	2,451
Debit card fees	1,120	1,138	2,253	2,280
Investment services	206	198	449	378
E-commerce fees	30	29	59	55
Bank-owned life insurance	574	340	936	680
Net loss on sale of available-for-sale securities	-	(251)	-	(251)
Other operating income	321	207	623	400
Total noninterest income	3,478	2,895	6,777	5,993

Noninterest expense:
Salaries and employee benefits	5,654	5,449	11,145	10,877
Occupancy expense	593	513	1,130	1,037
Equipment and furniture expense	238	221	376	379
Service and data processing fees	614	664	1,205	1,366
Computer software, supplies and support	471	369	982	750
Advertising and promotion	102	145	199	221
FDIC insurance premiums	314	205	626	447
Legal and professional fees	417	1,697	800	2,148
Other	923	688	1,708	1,523
Total noninterest expense	9,326	9,951	18,171	18,748

Income before provision for income taxes	6,370	8,623	13,806	19,257
Provision for income taxes	663	1,425	1,630	3,023
Net income	$5,707	$7,198	$12,176	$16,234

Basic and diluted earnings per share	$0.34	$0.42	$0.72	$0.95
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Net Income	$5,707	$7,198	$12,176	$16,234
Other comprehensive income (loss):
Unrealized holding gain (losses) on available-for-sale securities, gross	8,257	2,445	3,192	(6,587)
Tax effect	2,207	654	854	(1,760)
Unrealized holding gain (losses) on available-for-sale securities, net	6,050	1,791	2,338	(4,827)

Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, gross	-	251	-	251
Tax effect	-	67	-	67
Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, net	-	184	-	184

Total other comprehensive income (loss), net of taxes	6,050	1,975	2,338	(4,643)

Comprehensive income	$11,757	$9,173	$14,514	$11,591

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2023 and 2022
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2023	$1,722	$10,156	$198,318	$(25,120)	$(908)	$184,168
Dividends declared			(629)			(629)
Net income			5,707			5,707
Other comprehensive income, net of taxes				6,050		6,050
Balance at December 31, 2023	$1,722	$10,156	$203,396	$(19,070)	$(908)	$195,296

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2022	$1,722	$10,156	$173,617	$(25,001)	$(908)	$159,586
Dividends declared			(552)			(552)
Net income			7,198			7,198
Other comprehensive income, net of taxes				1,975		1,975
Balance at December 31, 2022	$1,722	$10,156	$180,263	$(23,026)	$(908)	$168,207

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2023 and 2022
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(1,991)			(1,991)
Net income			12,176			12,176
Other comprehensive income, net of taxes				2,338		2,338
Balance at December 31, 2023	$1,722	$10,156	$203,396	$(19,070)	$(908)	$195,296

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at June 30, 2022	$1,722	$10,156	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(1,098)			(1,098)
Net income			16,234			16,234
Other comprehensive loss, net of taxes				(4,643)		(4,643)
Balance at December 31, 2022	$1,722	$10,156	$180,263	$(23,026)	$(908)	$168,207

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2023 and 2022
(Unaudited)
(In thousands)
	2023	2022
Cash flows from operating activities:
Net Income	$12,176	$16,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	440	429
Deferred income tax (benefit) expense	(48)	671
Net amortization of investment premiums and discounts	657	1,410
Net amortization of deferred loan costs and fees	177	101
Amortization of subordinated debt issuance costs	93	93
Provision for credit losses	627	(255)
Bank-owned life insurance income	(936)	(680)
Net loss on sale of available-for-sale securities	-	251
Net gain on equity securities	(19)	(8)
Net loss on sale of foreclosed real estate	-	5
Net increase (decrease) in accrued income taxes	678	(2,119)
Net increase in accrued interest receivable	(2,250)	(3,151)
Net increase in prepaid expenses and other assets	(1,060)	(238)
Net decrease in accrued expense and other liabilities	(2,275)	(2,701)
Net cash provided by operating activities	8,260	10,042

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	82,091	129,742
Proceeds from sale of securities	-	1,675
Purchases of securities	(107,484)	(75,377)
Proceeds from principal payments on securities	1,757	9,764
Securities held-to-maturity:
Proceeds from maturities	27,168	36,451
Purchases of securities	(13,824)	(32,162)
Proceeds from principal payments on securities	11,185	14,247
Net (purchase) redemption of Federal Home Loan Bank Stock	(5,972)	644
Purchase of long-term certificate of deposit	-	(245)
Maturity of long-term certificates of deposit	745	245
Surrender of bank owned life insurance	23,100	-
Purchase of bank owned life insurance	(23,104)	-
Net increase in loans receivable	(48,702)	(138,357)
Proceeds from sale of foreclosed real estate	-	63
Purchases of premises and equipment	(644)	(517)
Net cash used in investing activities	(53,684)	(53,827)

Cash flows from financing activities
Net increase (decrease) in short-term FHLB advances	125,000	(16,100)
Proceeds from long-term FHLB advances	4,374	-
Payment of cash dividends	(1,991)	(1,098)
Net (decrease) increase in deposits	(102,324)	52,790
Net cash provided by financing activities	25,059	35,592

Net decrease in cash and cash equivalents	(20,365)	(8,193)
Cash and cash equivalents at beginning of period	196,445	69,009
Cash and cash equivalents at end of period	$176,080	$60,816

Cash paid during period for:
Interest	$24,354	$7,198
Income taxes	$1,000	$4,471

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2023 and 2022
(1)          Summary of Significant Accounting Policies

Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2023 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three and six months ended December 31, 2023 and 2022 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2024. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At December 31, 2023, the Bank has 18 full-service offices and an operations center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

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

Interest-bearing deposits

Included within interest bearing deposits, is $23.1 million of restricted cash. The restriction is due to the surrender of bank owned life insurance during the quarter ended December 31, 2023.

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

Index
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

(3)          Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$13,048	$-	$1,989	$11,059
U.S. Treasury securities	18,292	-	1,575	16,717
State and political subdivisions	162,736	1,099	1	163,834
Mortgage-backed securities-residential	27,925	-	3,540	24,385
Mortgage-backed securities-multi-family	90,805	-	17,557	73,248
Corporate debt securities	19,831	41	1,306	18,566
Total securities available-for-sale	$332,637	$1,140	$25,968	$307,809

	At June 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$13,054	$-	$2,231	$10,823
U.S. Treasury securities	18,349	-	1,849	16,500
State and political subdivisions	137,343	670	2	138,011
Mortgage-backed securities-residential	29,586	-	3,985	25,601
Mortgage-backed securities-multi-family	91,016	-	18,930	72,086
Corporate debt securities	19,805	-	1,693	18,112
Total securities available-for-sale	$309,153	$670	$28,690	$281,133

(1)
Amortized cost excludes accrued interest receivable of $3.6 million and $2.9 million at December 31, 2023 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale at the quarter ended December 31, 2023.

Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance(2)	Net Carrying Value
U.S. Treasury securities	$33,747	$-	$1,808	$31,939	$-	$33,747
State and political subdivisions	463,515	6,243	31,654	438,104	46	463,469
Mortgage-backed securities-residential	34,912	-	2,969	31,943	-	34,912
Mortgage-backed securities-multi-family	145,915	-	17,282	128,633	-	145,915
Corporate debt securities	23,212	5	2,660	20,557	438	22,774
Other securities	37	-	-	37	1	36
Total securities held-to-maturity	$701,338	$6,248	$56,373	$651,213	$485	$700,853

	At June 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance(2)	Net Carrying Value
U.S. Treasury securities	$33,705	$-	$2,438	$31,267	$-	$33,705
State and political subdivisions	478,756	5,178	30,662	453,272	-	478,756
Mortgage-backed securities-residential	37,186	-	3,625	33,561	-	37,186
Mortgage-backed securities-multi-family	155,046	-	20,324	134,722	-	155,046
Corporate debt securities	21,632	-	3,426	18,206	-	21,632
Other securities	38	-	-	38	-	38
Total securities held-to-maturity	$726,363	$5,178	$60,475	$671,066	$-	$726,363

(1)
Amortized cost excludes accrued interest receivable of $4.5 million and $3.9 million at December 31, 2023 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

(2)
The Company adopted ASU 2016-13 (CECL) on July 1, 2023. For periods subsequent to adoption, an allowance is calculated under the CECL methodology. The periods prior to adoption did not have an allowance for credit losses under applicable GAAP for those periods.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption, and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity as of December 31, 2023 has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities to account for expected lifetime credit loss using the CECL methodology.

The Company’s current policies generally limit securities investments to U.S. Government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of December 31, 2023, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

Index
The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

(In thousands)	Three months ended December 31, 2023	Six months ended December 31, 2023
Balance beginning of period	$498	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	-	503
Benefit for credit losses	(13)	(18)
Balance end of period	$485	$485

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023.

	Less Than 12 Months			More Than 12 Months			Total
(In thousands, except number of securities)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$11,059	$1,989	5	$11,059	$1,989	5
U.S. Treasury securities	778	41	2	15,939	1,534	6	16,717	1,575	8
State and political subdivisions	-	-	-	83	1	1	83	1	1
Mortgage-backed securities-residential	-	-	-	24,379	3,540	26	24,379	3,540	26
Mortgage-backed securities-multi-family	-	-	-	73,248	17,557	31	73,248	17,557	31
Corporate debt securities	-	-	-	16,623	1,306	16	16,623	1,306	16
Total securities available-for-sale	778	41	2	141,331	25,927	85	142,109	25,968	87
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	31,939	1,808	8	31,939	1,808	8
State and political subdivisions	11,853	182	131	298,626	31,472	2,149	310,479	31,654	2,280
Mortgage-backed securities-residential	3	-	2	31,940	2,969	27	31,943	2,969	29
Mortgage-backed securities-multi-family	-	-	-	128,633	17,282	52	128,633	17,282	52
Corporate debt securities	3,090	409	3	16,582	2,251	16	19,672	2,660	19
Total securities held-to-maturity	14,946	591	136	507,720	55,782	2,252	522,666	56,373	2,388
Total securities	$15,724	$632	138	$649,051	$81,709	2,337	$664,775	$82,341	2,475

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

Index
There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2023 and 2022, respectively. During the three and six months ended December 31, 2023, there were no sales of securities and no gains or losses were recognized. During the three and six months ended December 31, 2022, a loss of $251,000 was recognized from one sale of an available-for-sale security. The proceeds were used to fund higher yielding loans.

The estimated fair values of debt securities at December 31, 2023, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Securities available-for-sale	Amortized Cost	Fair Value
Within one year	$163,173	$164,266
After one year through five years	40,328	37,375
After five years through ten years	8,906	7,342
After ten years	1,500	1,193
Total securities available-for-sale	213,907	210,176
Mortgage-backed and asset-backed securities	118,730	97,633
Total securities available-for-sale	332,637	307,809

Securities held-to-maturity
Within one year	59,515	59,094
After one year through five years	164,587	160,857
After five years through ten years	157,796	147,834
After ten years	138,613	122,852
Total securities held-to-maturity	520,511	490,637
Mortgage-backed securities	180,827	160,576
Total securities held-to-maturity	701,338	651,213
Total securities	$1,033,975	$959,022

At December 31, 2023 and June 30, 2023, securities with an aggregate fair value of $809.1 million and $904.8 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  At December 31, 2023 and June 30, 2023, securities with an aggregate fair value of $24.3 million and $20.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the three and six months ended December 31, 2023 or 2022.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three and six months ended December 31, 2023 or 2022.

Index
(4)          Loans and Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13 (CECL) effective July 1, 2023. The loan segmentation has been redefined under CECL and therefore prior year tables are presented separately.

With the adoption of CECL, the Company’s revised loan segments at December 31, 2023 are as follows:

(In thousands)	December 31, 2023
Residential real estate	$401,656
Commercial real estate	911,731
Home equity	26,167
Consumer	4,691
Commercial	112,930
Total gross loans(1)(2)	1,457,175
Allowance for credit losses on loans	(20,309)
Loans receivable, net	$1,436,866

(1)	Loan balances include net deferred fees/cost of $54,000 at December 31, 2023.
(2)	Loan balances exclude accrued interest receivable of $6.4 million at December 31, 2023, which is included in accrued interest receivable in the consolidated statement of financial condition.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $5.6 million at December 31, 2023, of which there were two residential loans totaling $449,000 and two commercial real estate loans totaling $1.4 million that were in the process of foreclosure. Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $5.5 million at June 30, 2023 of which three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million were in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. The activity in nonperforming loans during the six months ended, December 31, 2023, included $403,000 in loan repayments, $19,000 in loans returning to performing status, $46,000 in charge-offs or transfers to foreclosed, and $665,000 of loans placed into nonperforming status.

The following table sets forth information regarding delinquent and/or nonaccrual loans at December 31, 2023:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on Non- accrual
Residential real estate	$3,470	$609	$1,323	$5,402	$396,254	$401,656	$2,524
Commercial real estate	1,829	54	1,247	3,130	908,601	911,731	1,682
Home equity	300	35	13	348	25,819	26,167	50
Consumer	13	-	-	13	4,678	4,691	-
Commercial loans	7	-	1,392	1,399	111,531	112,930	1,392
Total gross loans	$5,619	$698	$3,975	$10,292	$1,446,883	$1,457,175	$5,648

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended December 31, 2023
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at September 30, 2023	$3,869	$12,356	$188	$490	$3,346	$20,249
Charge-offs	-	-	-	(154)	(6)	(160)
Recoveries	-	-	-	28	9	37
Provision	141	167	4	122	(251)	183
Balance at December 31, 2023	$4,010	$12,523	$192	$486	$3,098	$20,309

	Activity for the six months ended December 31, 2023
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(276)	(13)	(289)
Recoveries	-	1	-	54	18	73
Provision	34	572	29	239	(229)	645
Balance at December 31, 2023	$4,010	$12,523	$192	$486	$3,098	$20,309

The allowance for credit losses on unfunded commitments as of December 31, 2023 was $1.6 million.

Index
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

Index
The following tables illustrate the Company’s credit quality by loan class by vintage:

	At December 31, 2023
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Residential real estate
By payment activity status:
Performing	$25,674	$60,830	$96,270	$83,565	$33,900	$98,868	$-	$25	$399,132
Non-performing	-	-	-	185	173	2,166	-	-	2,524
Total residential real estate	25,674	60,830	96,270	83,750	34,073	101,034	-	25	401,656
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	50,679	212,331	248,273	129,556	78,840	150,593	4,563	246	875,081
Special mention	-	1,120	5,602	311	442	6,448	652	-	14,575
Substandard	332	1,114	-	598	4,655	15,303	73	-	22,075
Total commercial real estate	51,011	214,565	253,875	130,465	83,937	172,344	5,288	246	911,731
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	3,298	3,088	362	498	327	1,558	16,932	54	26,117
Non-performing	-	-	-	-	-	2	48	-	50
Total home equity	3,298	3,088	362	498	327	1,560	16,980	54	26,167
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,445	1,586	923	401	159	92	85	-	4,691
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	1,445	1,586	923	401	159	92	85	-	4,691
Current period gross charge-offs	204	13	47	4	-	-	8	-	276

Commercial
By internally assigned grade:
Pass	6,653	11,536	15,134	15,786	5,970	19,435	26,468	-	100,982
Special mention	-	-	55	-	-	456	4,352	-	4,863
Substandard	-	-	1,794	1,273	93	1,283	2,642	-	7,085
Total Commercial	$6,653	$11,536	$16,983	$17,059	$6,063	$21,174	$33,462	$-	$112,930
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$13	$-	$13

The Company had no loans classified doubtful or loss at December 31, 2023.

Individually Evaluated Loans

As of December 31, 2023, collateral dependent loans evaluated individually had an amortized cost basis of $5.8 million, with an allowance for credit losses on loans of $2.0 million.

Index
Loan Modifications to Borrowers Experiencing Financial Difficulties

As mentioned in Note 2 Recent Accounting Pronouncements, the Company’s July 1, 2023 adoption of ASU 2022-02 eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, the Company will no longer recognize an allowance for credit losses for the economic concession granted to a borrower for changes in the timing and amount of contractual cash flows when a loan is restructured. The adoption of ASU 2022-02 results in a change to reporting for loan modifications to borrowers experiencing financial difficulties. With the adoption of ASU 2022-02 these modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted. When the Company modifies a loan with financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a change in scheduled payment amount; or principal forgiveness.

There were no loans during the six months ended December 31, 2023 that were modified to borrowers experiencing financial difficulty since the adoption of ASU 2022-02 effective July 1, 2023.

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

Impaired Loan Analysis

The tables below detail additional information on impaired loans at the date or periods indicated:

	At June 30, 2023			For the three months ended December 31, 2022		For the six months ended December 31, 2022
(In thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,020	$1,020	$-	$923	$2	$954	$2
Commercial real estate	1,518	1,518	-	372	6	218	8
Home equity	-	-	-	128	-	128	-
Consumer Installment	-	-	-	4	-	5	1
Commercial loans	334	334	-	341	4	343	8
Impaired loans with no allowance	2,872	2,872	-	1,768	12	1,648	19

With an allowance recorded:
Residential real estate	2,086	2,086	597	2,301	5	2,120	7
Commercial real estate	3,777	3,777	245	3,805	41	3,517	73
Commercial construction	-	-	-	102	-	102	-
Home equity	-	-	-	-	-	160	4
Commercial loans	1,572	1,572	1,171	2,591	11	2,799	27
Impaired loans with allowance	7,435	7,435	2,013	8,799	57	8,698	111

Total impaired:
Residential real estate	3,106	3,106	597	3,224	7	3,074	9
Commercial real estate	5,295	5,295	245	4,177	47	3,735	81
Commercial construction	-	-	-	102	-	102	-
Home equity	-	-	-	128	-	288	4
Consumer Installment	-	-	-	4	-	5	1
Commercial loans	1,906	1,906	1,171	2,932	15	3,142	35
Total impaired loans	$10,307	$10,307	$2,013	$10,567	$69	$10,346	$130

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

There was one commercial loan in the amount of $379,000 that had been modified as a troubled debt restructuring during the three months ended September 30, 2022 that subsequently defaulted during the quarter ended March 31, 2023. There were no other loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2022 or 2021, which have subsequently defaulted during the twelve months ended June 30, 2023 or 2022.

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

Foreclosed real estate (FRE)

FRE consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(In thousands)	December 31, 2023	June 30, 2023
Commercial loans	$302	$302
Total foreclosed real estate	$302	$302

(5)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2023 and June 30, 2023 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$11,059	$-	$11,059	$-
U.S. Treasury securities	16,717	-	16,717	-
State and political subdivisions	163,834	-	163,834	-
Mortgage-backed securities-residential	24,385	-	24,385	-
Mortgage-backed securities-multi-family	73,248	-	73,248	-
Corporate debt securities	18,566	-	18,566	-
Securities available-for-sale	307,809	-	307,809	-
Equity securities	325	325	-	-
Total securities measured at fair value	$308,134	$325	$307,809	$-

		Fair Value Measurements Using
		Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government sponsored enterprises	$10,823	$-	$10,823	$-
U.S. Treasury securities	16,500	-	16,500	-
State and political subdivisions	138,011	-	138,011	-
Mortgage-backed securities-residential	25,601	-	25,601	-
Mortgage-backed securities-multi-family	72,086	-	72,086	-
Corporate debt securities	18,112	-	18,112	-
Securities available-for-sale	281,133	-	281,133	-
Equity securities	306	306	-	-
Total securities measured at fair value	$281,439	$306	$281,133	$-

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

		December 31, 2023		June 30, 2023
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Collateral dependent evaluated loans	3	$5,772	$3,774	$7,578	$5,565
Foreclosed real estate	3	$302	$302	$302	$302

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

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2023		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$176,080	$176,080	$176,080	$-	$-
Long term certificates of deposit	3,822	3,713	-	3,713	-
Securities available-for-sale	307,809	307,809	-	307,809	-
Securities held-to-maturity	700,853	651,213	-	651,213	-
Equity securities	325	325	325	-	-
Federal Home Loan Bank stock	7,654	7,654	-	7,654	-
Net loans receivable	1,436,866	1,337,650	-	-	1,337,650
Accrued interest receivable	14,499	14,499	-	14,499	-
Interest rate swaps asset	1,156	1,156	-	1,156	-
Deposits	2,334,837	2,334,088	-	2,334,088	-
Borrowings	129,374	129,697	-	129,697	-
Subordinated notes payable, net	49,588	46,982	-	46,982	-
Accrued interest payable	1,020	1,020	-	1,020	-
Interest rate swaps liability	1,156	1,156	-	1,156	-

Index
	June 30, 2023		Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$196,445	$196,445	$196,445	$-	$-
Long term certificate of deposit	4,576	4,383	-	4,383	-
Securities available-for-sale	281,133	281,133	-	281,133	-
Securities held-to-maturity	726,363	671,066	-	671,066	-
Equity securities	306	306	306	-	-
Federal Home Loan Bank stock	1,682	1,682	-	1,682	-
Net loans receivable	1,387,654	1,272,361	-	-	1,272,361
Accrued interest receivable	12,249	12,249	-	12,249	-
Deposits	2,437,161	2,437,357	-	2,437,357	-
Subordinated notes payable, net	49,495	47,669	-	47,669	-
Accrued interest payable	936	936	-	936	-

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

The following table present the notional amount and fair values of interest rate derivative positions:

	At December 31, 2023
	Asset Derivatives			Liability Derivatives
(In thousands)	Statement of Financial Condition Location	Notional Amount	Fair Value	Statement of Financial Condition Location	Notional Amount	Fair Value
Interest rate derivatives	Other Assets	$25,680	$1,156	Other Liabilities	$25,680	$1,156
Less cash collateral			-	Other Liabilities		(1,160)
Total after netting			$1,156			$(4)

There were no interest rate swap agreements for the Company at June 30, 2023.

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives. The Company’s exposure was reduced due to participations-outs, at December 31, 2023 by $344,000, with a notional amount of $8.0 million. There were no participations-outs at June 30, 2023. RPAs in which the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The credit exposure associated with risk participations-ins was $1.0 million and zero as of December 31, 2023 and June 30, 2023, respectively. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 4 to 13 years. At December 31, 2023 and June 30, 2023, the Company held RPAs with a notional amount of $110.2 million and $82.0 million, respectively.

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2023 and 2022.

On March 23, 2023, the Company effected a 2-for-1 stock split in the form of a stock dividend on its outstanding shares of common stock. Weighted-average number of shares and earnings per share have been retroactively adjusted in all periods presented as if the new shares had been issued and outstanding at the same time as the original shares.

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022

Net Income	$5,707,000	$7,198,000	$12,176,000	$16,234,000
Weighted Average Shares – Basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted Average Shares - Diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share - Basic	$0.34	$0.42	$0.72	$0.95
Earnings per share - Diluted	$0.34	$0.42	$0.72	$0.95

(8)  Dividends

On October 18, 2023, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2023, and was paid on November 30, 2023. Greene County Bancorp, MHC waived its right to receive this dividend.

Index
(9)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and six months ended December 31, 2023 and 2022 were as follows:
	Three months ended December 31,		Six months ended December 31,
(In thousands)	2023	2022	2023	2022
Interest cost	$52	$50	$104	$100
Expected return on plan assets	(55)	(55)	(110)	(110)
Amortization of net loss	19	27	38	54
Net periodic pension cost	$16	$22	$32	$44

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2023 were $494,000 and $964,000, respectively, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $13.7 million at December 31, 2023 and $12.3 million at June 30, 2023, and is included in accrued expenses and other liabilities.  The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2023 and 2022 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Number of options outstanding, beginning of period	3,207,935	3,572,240	2,535,840	2,959,040
Options Granted	-	-	672,095	807,200
Options Paid in Cash	(890,400)	(957,400)	(890,400)	(1,151,400)
Number of options outstanding, end of period	2,317,535	2,614,840	2,317,535	2,614,840

Index
	Three months ended December 31,		Six months ended December 31,
(In thousands)	2023	2022	2023	2022
Cash paid out on options vested	$4,051	$3,594	$4,051	$4,104
Compensation costs recognized	$762	$1,026	$1,394	$1,994

The total liability for the Plan was $3.6 million and $6.3 million at December 31, 2023 and June 30, 2023, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2023 and 2022 are presented as follows:

Activity for the three months ended December 31, 2023 and 2022
(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – September 30, 2022	$(23,886)	$(1,115)	$(25,001)
Other comprehensive income before reclassification	1,791	-	1,791
Amounts reclassified to net loss on sale of available-for-sale securities non-interest income	251	-	251
Tax expense effect	67	-	67
Net of tax	184	-	184
Other comprehensive income for the three months ended December 31, 2022	1,975	-	1,975
Balance – December 31, 2022	$(21,911)	$(1,115)	$(23,026)

Balance – September 30, 2023	$(24,243)	$(877)	$(25,120)
Other comprehensive income before reclassification	6,050	-	6,050
Other comprehensive income for the three months ended December 31, 2023	6,050	-	6,050
Balance – December 31, 2023	$(18,193)	$(877)	$(19,070)

Activity for the six months ended December 31, 2023 and 2022
(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive loss before reclassification	(4,827)	-	(4,827)
Amounts reclassified to net loss on sale of available-for-sale securities non-interest income	251	-	251
Tax expense effect	67	-	67
Net of tax	184	-	184
Other comprehensive loss for the six months ended December 31, 2022	(4,643)	-	(4,643)
Balance – December 31, 2022	$(21,911)	$(1,115)	$(23,026)

Balance – June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive income before reclassification	2,338	-	2,338
Other comprehensive income for the six months ended December 31, 2023	2,338	-	2,338
Balance – December 31, 2023	$(18,193)	$(877)	$(19,070)

Index
(12)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases as December 31, 2023 and June 30, 2023, and for the three and six months ended December 31, 2023 and 2022:

(In thousands, except weighted-average information)
Operating lease amounts:	December 31, 2023	June 30, 2023
Right-of-use assets	$2,014	$2,188
Lease liabilities	$2,105	$2,277

	For the three months ended December 31,
	2023	2022
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$115	$90
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

Lease costs:
Operating lease cost	$106	$82
Variable lease cost	$11	$10

	For the six months ended December 31,
	2023	2022
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$228	$179
Right-of-use assets obtained in exchange for new operating lease liabilities	$561	$-

Lease costs:
Operating lease cost	$208	$163
Variable lease cost	$22	$20

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of December 31, 2023:

(in thousands)
Within the twelve months ended December 31,
2024	$458
2025	453
2026	441
2027	349
2028	266
Thereafter	297
Total undiscounted cash flow	2,264
Less net present value adjustment	(159)
Lease Liability	$2,105

Weighted-average remaining lease term (Years)	5.39
Weighted-average discount rate	2.77%

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

The table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	December 31, 2023	June 30, 2023
Unfunded loan commitments	$127,098	$124,498
Unused lines of credit	93,738	94,898
Standby letters of credit	179	179
Total credit-related financial instruments with off-balance sheet risk	$221,015	$219,575

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At December 31, 2023, the allowance for credit losses on unfunded commitments totaled $1.6 million.

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

On April 26, 2022, Andrew Broockmann, a customer of The Bank of Greene County (the “Bank”), filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The complaint alleges that the Bank improperly assessed overdraft fees on debit-card transactions that were authorized on a positive account balance but settled on a negative balance. Mr. Broockmann, on behalf of the putative class, seeks compensatory damages, punitive damages, enjoinment of the conduct complained of, and costs and fees. The complaint is similar to complaints filed against other financial institutions pertaining to overdraft fees. The Bank denies that it improperly assessed overdraft fees or breached any agreement with Mr. Broockmann or with members of the putative class. On February 28, 2023, the parties entered into a settlement agreement which contemplates, among other things, that the Bank will (a) pay a cash payment of $1.15 million, (b) forgive, waive, and not collect an additional $64,500 in uncollected overdraft fees, and (c) cease collecting certain types of overdraft fees.  On October 25, 2023, the Court granted final approval of the class action settlement and closed the case. The Company established a settlement fund of $1.15 million during the quarter ended June 30, 2023, which had been accrued for in the quarter ended December 31, 2022.  The settlement fund has been substantially distributed to class members. A final report of class-member payments must be filed with Court by May 13, 2024. Any residual amounts in the settlement fund not distributed will thereafter be paid to a local charity.

Index
(14)        Subsequent events

On January 17, 2024, the Board of Directors announced a cash dividend for the quarter ended December 31, 2023 of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 15, 2024, and is expected to be paid on February 28, 2024. Greene County Bancorp, MHC intends to waive its receipt of this dividend.

On January 18, 2024, the Company terminated its $7.5 million unsecured line of credit with Atlantic Community Bankers Bank.

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

Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, the misconduct or errors of people, and adverse external events. Operational losses result from internal fraud; external fraud including cybersecurity risks; employment practices and workplace safety, clients, products, and business practices; damage to physical assets; business disruption and system failures; and execution, delivery, and process management.

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

Critical Accounting Policies

Critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1 to the consolidated financial statements presented in our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2023.  Refer to Note 2 in this Quarterly Report on Form 10-Q for recently adopted accounting standards. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

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

Index
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

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

ASSETS

Total assets of the Company were $2.74 billion at December 31, 2023 and $2.70 billion at June 30, 2023, an increase of $38.4 million or 1.4%.  Securities available-for-sale and held-to-maturity for the Company were $1.0 billion at December 31, 2023 and June 30, 2023. Net loans receivable for the Company increased $49.2 million, or 3.6%, to $1.44 billion at December 31, 2023 from $1.39 billion at June 30, 2023.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $176.1 million at December 31, 2023 and $196.4 million at June 30, 2023. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of December 31, 2023.

SECURITIES

Securities available-for-sale and held-to-maturity for the Company were $1.0 billion at December 31, 2023 and June 30, 2023. Securities purchases totaled $121.3 million during the six months ended December 31, 2023 and consisted primarily of $119.7 million of state and political subdivision securities and $1.6 million of corporate debt securities. Principal pay-downs and maturities during the six months ended December 31, 2023 amounted to $122.2 million, primarily consisting of $109.3 million of state and political subdivision securities, $1.4 million of collateralized mortgage obligations, and $11.5 million of mortgage-backed securities. At December 31, 2023, 62.2% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 27.7% of our securities portfolio at December 31, 2023, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

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

Index
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

The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of December 31, 2023 and June 30, 2023. Refer to financial statements Note 3 Securities for the complete fair value of securities.

	December 31, 2023		June 30, 2023
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale (at fair value):
U.S. Government sponsored enterprises	$11,059	1.1%	$10,823	1.1%
U.S. Treasury securities	16,717	1.7	16,500	1.6
State and political subdivisions	163,834	16.2	138,011	13.7
Mortgage-backed securities-residential	24,385	2.4	25,601	2.5
Mortgage-backed securities-multifamily	73,248	7.3	72,086	7.2
Corporate debt securities	18,566	1.8	18,112	1.8
Total securities available-for-sale	307,809	30.5	281,133	27.9
Securities held-to-maturity (at amortized cost):
U.S. treasury securities	33,747	3.3	33,705	3.4
State and political subdivisions	463,469	45.9	478,756	47.5
Mortgage-backed securities-residential	34,912	3.5	37,186	3.7
Mortgage-backed securities-multifamily	145,915	14.5	155,046	15.4
Corporate debt securities	22,774	2.3	21,632	2.1
Other securities	36	0.0	38	0.0
Total securities held-to-maturity	700,853	69.5	726,363	72.1
Total securities	$1,008,662	100.0%	$1,007,496	100.0%

There was no ACL recorded on available-for-sale securities as of either period presented as each of the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At December 31, 2023, the ACL on held-to-maturity securities was $485,000.

LOANS

Net loans receivable increased $49.2 million, or 3.6%, to $1.44 billion at December 31, 2023 from $1.39 billion at June 30, 2023.  The loan growth experienced during the six months consisted primarily of $29.3 million in commercial real estate loans, $10.7 million in residential real estate loans, $3.3 million in home equity loans and $4.9 million in commercial loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
	December 31, 2023		June 30, 2023
(Dollars in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Residential real estate	$401,656	27.6%	$390,944	27.8%
Commercial real estate	911,731	62.6	882,388	62.6
Home equity	26,167	1.8	22,887	1.6
Consumer	4,691	0.3	4,646	0.3
Commercial loans	112,930	7.7	108,001	7.7
Total gross loans(1)(2)	1,457,175	100.0%	1,408,866	100.0%
Allowance for credit losses on loans	(20,309)		(21,212)
Total net loans	$1,436,866		$1,387,654

(1)	Loan balances include net deferred fees/cost of $54,000 and $75,000 at December 31, 2023 and at June 30, 2023, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.4 million and $5.5 million at December 31, 2023 and at June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

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

The ACL totaled $20.3 million at December 31, 2023, compared to $21.2 million at June 30, 2023 and $19.9 million at July 1, 2023. The ACL to total loans receivable was 1.39% at December 31, 2023 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023). The ACL as of December 31, 2023 is consistent with the July 1, 2023 day-one ACL. The decrease in the ACL from June 30, 2023 to December 31, 2023 was primarily due to the CECL adoption.

The allowance for credit losses on unfunded commitments as of December 31, 2023 was $1.6 million.

Index
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

Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	December 31, 2023	June 30, 2023
Nonaccrual loans:
Residential real estate	$2,524	$2,747
Commercial real estate	1,682	1,318
Home equity	50	54
Consumer installment	-	63
Commercial	1,392	1,276
Total nonaccrual loans	$5,648	$5,458
Foreclosed real estate:
Commercial	302	302
Total foreclosed real estate	302	302
Total nonperforming assets	$5,950	$5,760

Total nonperforming assets of total assets	0.22%	0.21%
Total nonperforming loans to net loans	0.39%	0.39%
Allowance for credit losses on loans to nonperforming loans	359.58%	388.64%
Allowance for credit losses on loans to total loans receivable	1.39%	1.51%

At December 31, 2023 and June 30, 2023, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $6.0 million and $5.8 million at December 31, 2023 and June 30, 2023, respectively.  Loans on nonaccrual status totaled $5.6 million at December 31, 2023, of which there were two residential loans totaling $449,000 and two commercial real estate loans totaling $1.4 million that were in process of foreclosure. Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at December 31, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $5.5 million at June 30, 2023 of which three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due.

DEPOSITS

Deposits totaled $2.3 billion at December 31, 2023 and $2.4 billion at June 30, 2023, a decrease of $102.3 million, or 4.2%. NOW deposits decreased $42.6 million, or 2.5%, and noninterest-bearing deposits decreased $21.6 million, or 13.6%, money market deposits decreased $23.3 million, or 20.2%, and savings deposits decreased $32.6 million, or 10.9%, when comparing December 31, 2023 and June 30, 2023. Certificates of deposits increased $17.7 million, or 13.8%, when comparing December 31, 2023 and June 30, 2023.  As of December 31, 2023, the overall brokered deposit balance amounted to $64.1 million, which included $15.0 million of NOW deposits in the form of IntraFi Insured Network Deposits and $49.1 million of certificates of deposits in the form of brokered certificates of deposits. As of June 30, 2023, the overall brokered deposits balance amounted to $60.0 million of brokered certificates of deposits. The Company maintained the increased level of brokered deposits to support overall liquidity and a higher cash position.

Index
Major classifications of deposits at December 31, 2023 and June 30, 2023 are summarized as follows:

(In thousands)	December 31, 2023	Percentage of Portfolio	June 30, 2023	Percentage of Portfolio
Noninterest-bearing deposits	$137,424	6.0%	$159,039	6.5%
Certificates of deposit	145,792	6.2	128,077	5.3
Savings deposits	266,477	11.4	299,038	12.3
Money market deposits	91,744	3.9	115,029	4.7
NOW deposits	1,693,400	72.5	1,735,978	71.2
Total deposits	$2,334,837	100.0%	$2,437,161	100.0%

BORROWINGS

At December 31, 2023, the Bank had pledged approximately $587.7 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $359.8 million at December 31, 2023, of which there were $4.4 million term fixed rate borrowings, $150.0 million irrevocable municipal letters of credit and $125.0 million of overnight borrowings outstanding at December 31, 2023.  At June 30, 2023, the Bank had zero overnight borrowings outstanding and $110.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term fixed rate borrowing of $4.4 million has a stated rate of 5.7%, maturing September 2024. The Company received a corresponding credit related to the FHLB term fixed rate borrowing, from the “FHLB 0% Development Advance (ZDA) Program”, which effectively reduces the interest rate paid to zero percent.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2023, approximately $24.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window the Bank Term Funding Program. There were no balances outstanding with the Federal Reserve Bank at December 31, 2023.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and two other financial institutions for $50.0 million. The Company has also established an unsecured line of credit with Atlantic Community Bankers Bank for $7.5 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for both the Company and the Bank at December 31, 2023 and June 30, 2023.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At December 31, 2023, there were $19.9 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At December 31, 2023, there were $29.7 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At December 31, 2023, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $195.3 million at December 31, 2023 from $183.3 million at June 30, 2023, resulting primarily from net income of $12.2 million and a decrease in accumulated other comprehensive loss of $2.3 million, partially offset by dividends declared and paid of $2.0 million and the day-one CECL adoption impact of $510,000. Unrealized loss on available for sale securities decreased at December 31, 2023 compared to June 30, 2023, as the market yields on bonds decreased during the six months ended December 31, 2023.

Index
The Federal Reserve raised its target benchmark interest rate in 2022 and into the third quarter of calendar year 2023, resulting in subsequent prime lending rate increases of 525 basis points, and a significant increase in market rates between March 2022 and December 2023. If market interest rates rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to Accumulated Other Comprehensive Income, a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on book value per share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and six months ended December 31, 2023, the Company did not repurchase any shares.

Selected Equity Data:
	At December 31, 2023	At June 30, 2023
Shareholders’ equity to total assets, at end of period	7.14%	6.79%
Book value per share[1]	$11.47	$10.76
Closing market price of common stock	$28.20	$29.80

	For the six months ended December 31,
	2023	2022
Average shareholders’ equity to average assets	7.07%	6.35%
Dividend payout ratio[1]	22.22%	14.74%
Actual dividends paid to net income[2]	16.35%	6.76%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months March 31, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and December 31, 2023. Dividends declared during the three months ended June 30, 2022 and September 30, 2023 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2023 and 2022

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and six months ended December 31, 2023 and 2022. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended December 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,449,353	$17,776	4.91%	$1,367,759	$14,801	4.33%
Securities non-taxable	625,264	4,334	2.77	683,294	3,504	2.05
Securities taxable	387,111	2,329	2.41	407,916	1,999	1.96
Interest-bearing bank balances and federal funds	87,307	1,105	5.06	21,195	169	3.19
FHLB stock	2,392	49	8.19	2,812	55	7.82
Total interest-earning assets	2,551,427	25,593	4.01%	2,482,976	20,528	3.31%
Cash and due from banks	11,417			11,790
Allowance for credit losses on loans	(20,229)			(22,369)
Allowance for credit losses on securities held-to-maturity	(498)			-
Other noninterest-earning assets	100,785			95,110
Total assets	$2,642,902			$2,567,507

Interest-Bearing Liabilities:
Savings and money market deposits	$366,236	$296	0.32%	$477,179	$207	0.17%
NOW deposits	1,767,214	11,476	2.60	1,583,966	3,200	0.81
Certificates of deposit	85,874	786	3.66	62,273	331	2.13
Borrowings	63,601	647	4.07	82,058	867	4.23
Total interest-bearing liabilities	2,282,925	13,205	2.31%	2,205,476	4,605	0.84%
Noninterest-bearing deposits	144,396			175,391
Other noninterest-bearing liabilities	27,197			23,393
Shareholders' equity	188,384			163,247
Total liabilities and equity	$2,642,902			$2,567,507

Net interest income		$12,388			$15,923
Net interest rate spread			1.70%			2.47%
Net earnings assets	$268,502			$277,500
Net interest margin			1.94%			2.57%
Average interest-earning assets to average interest-bearing liabilities	111.76%			112.58%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2023	2022
Net interest income (GAAP)	$12,388	$15,923
Tax-equivalent adjustment(1)	1,591	1,283
Net interest income (fully taxable-equivalent)	$13,979	$17,206

Average interest-earning assets	$2,551,427	$2,482,976
Net interest margin (fully taxable-equivalent)	2.19%	2.77%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2023 and 2022, respectively.

Index
	Six months ended December 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate
Interest-earning Assets:
Loans receivable, net[1]	$1,439,505	$34,981	4.86%	$1,340,927	$28,183	4.20%
Securities non-taxable	631,871	8,624	2.73	690,716	6,581	1.91
Securities taxable	393,567	4,553	2.31	420,718	4,118	1.96
Interest-bearing bank balances and federal funds	76,013	2,021	5.32	13,333	196	2.94
FHLB stock	2,216	86	7.76	3,033	90	5.93
Total interest-earning assets	2,543,172	50,265	3.95%	2,468,727	39,168	3.17%
Cash and due from banks	11,868			12,348
Allowance for credit losses on loans	(20,115)			(22,707)
Allowance for credit losses on securities held-to-maturity	(495)			-
Other noninterest-earning assets	99,286			92,906
Total assets	$2,633,716			$2,551,274

Interest-Bearing Liabilities:
Savings and money market deposits	$382,933	$582	0.30%	$488,173	$410	0.17%
NOW deposits	1,721,391	20,651	2.40	1,541,588	4,787	0.62
Certificates of deposit	101,812	1,932	3.80	66,030	551	1.67
Borrowings	61,299	1,273	4.15	88,094	1,663	3.78
Total interest-bearing liabilities	2,267,435	24,438	2.16%	2,183,885	7,411	0.68%
Noninterest-bearing deposits	151,337			179,803
Other noninterest-bearing liabilities	28,660			25,489
Shareholders' equity	186,284			162,097
Total liabilities and equity	$2,633,716			$2,551,274

Net interest income		$25,827			$31,757
Net interest rate spread			1.79%			2.49%
Net earnings assets	$275,737			$284,842
Net interest margin			2.03%			2.57%
Average interest-earning assets to average interest-bearing liabilities	112.16%			113.04%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2023	2022
Net interest income (GAAP)	$25,827	$31,757
Tax-equivalent adjustment(1)	3,154	2,407
Net interest income (fully taxable-equivalent)	$28,981	$34,164

Average interest-earning assets	$2,543,172	$2,468,727
Net interest margin (fully taxable-equivalent)	2.28%	2.77%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2023 and 2022, respectively.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2023 versus 2022			2023 versus 2022
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due To		Increase/	Due To		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Earning Assets:
Loans receivable, net[1]	$917	$2,058	$2,975	$2,167	$4,631	$6,798
Securities non-taxable	(317)	1,147	830	(600)	2,643	2,043
Securities taxable	(107)	437	330	(275)	710	435
Interest-bearing bank balances and federal funds	788	148	936	1,557	268	1,825
FHLB stock	(9)	3	(6)	(28)	24	(4)
Total interest-earning assets	1,272	3,793	5,065	2,821	8,276	11,097

Interest-Bearing Liabilities:
Savings and money market deposits	(56)	145	89	(102)	274	172
NOW deposits	412	7,864	8,276	619	15,245	15,864
Certificates of deposit	157	298	455	412	969	1,381
Borrowings	(188)	(32)	(220)	(542)	152	(390)
Total interest-bearing liabilities	325	8,275	8,600	387	16,640	17,027
Net change in net interest income	$947	$(4,482)	$(3,535)	$2,434	$(8,364)	$(5,930)

1 Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 0.86% from 1.12% for the three months ended December 31, 2023 and 2022, respectively, and decreased to 0.92% from 1.27% for the six months ended December 31, 2023 and 2022, respectively. Annualized return on average equity decreased to 12.12% and 13.07% for the three and six months ended December 31, 2023 as compared to 17.64% and 20.03% for the three and six months ended December 31, 2022.  The decrease in return on average assets and return on average equity for the three and six months ended December 31, 2023 was primarily the result of the balance sheet growing at a faster rate than net income growth. Net income amounted to $5.7 million and $7.2 million for the three months ended December 31, 2023 and 2022, respectively, a decrease of $1.5 million, or 20.8%, as compared to $12.2 million and $16.2 million for the six months ended December 31, 2023 and 2022, respectively, a decrease of $4.0 million, or 25.0%. Average assets increased $75.4 million, or 2.9%, to $2.64 billion for the three months ended December 31, 2023 as compared to $2.57 billion for the three months ended December 31, 2022. Average equity increased $25.1 million, or 15.4%, to $188.4 million for the three months ended December 31, 2023 as compared to $163.2 million for the three months ended December 31, 2022. Average assets increased $82.4 million, or 3.2%, to $2.63 billion for the six months ended December 31, 2023 as compared to $2.55 billion for the six months ended December 31, 2022. Average equity increased $24.1 million, or 14.9%, to $186.3 million for the six months ended December 31, 2023 as compared to $162.1 million for the six months ended December 31, 2022.

INTEREST INCOME

Interest income amounted to $25.6 million for the three months ended December 31, 2023 as compared to $20.5 million for the three months ended December 31, 2022, an increase of $5.1 million, or 24.7%.  Interest income amounted to $50.3 million for the six months ended December 31, 2023 as compared to $39.2 million for the six months ended December 31, 2022, an increase of $11.1 million, or 28.3%. The increase in yields earned on loans and securities had the greatest impact on interest income. The average balances of loans also increased during the comparative periods contributing to higher interest income.

Index
Average loan balances increased $81.6 million and $98.6 million and the yield on loans increased 58 and 66 basis points when comparing the three and six months ended December 31, 2023 and 2022, respectively. Average securities decreased $78.8 million and $86.0 million and the yield on such securities increased 31 and 64 basis points when comparing the three and six months ended December 31, 2023 and 2022, respectively.  Average interest-bearing bank balances and federal funds increased $66.1 million and $62.7 million and the yield increased 187 and 238 basis points when comparing the three and six months ended December 31, 2023 and 2022, respectively.

INTEREST EXPENSE

Interest expense amounted to $13.2 million for the three months ended December 31, 2023 as compared to $4.6 million for the three months ended December 31, 2022, an increase of $8.6 million, or 186.8%. Interest expense amounted to $24.4 million for the six month ended December 31, 2023 as compared to $7.4 million for the six months ended December 31, 2022, an increase of $17.0 million, or 229.8%. The increase during the three and six months ended December 31, 2023 was primarily due to a the increase in the cost of funds on NOW deposits and insured cash sweep (“ICS”) deposits which had the greatest impact on interest expense reflecting higher market interest rates when comparing the periods.

The cost of NOW deposits increased 179 and 178 basis points, the cost of certificates of deposit increased 153 and 213 basis points, and the cost of savings and money market deposits increased 15 and 13 basis points when comparing the three and six months ended December 31, 2023 and 2022, respectively. The increase in the cost of interest-bearing liabilities was partly due to growth in the average balances of interest-bearing liabilities of $77.4 million and $83.6 million when comparing the three and six months ended December 31, 2023 and 2022, respectively. This was due to an increase in NOW deposits of $183.2 million and $179.8 million and an increase in average certificates of deposits of $23.6 million and $35.8 million, offset by a decrease in average savings and money market deposits of $110.9 million and $105.2 million and a decrease in average borrowings of $18.5 million and $26.8 million when comparing the three and six months ended December 31, 2023 and 2022, respectively. Yields on interest-earning assets and costs of interest-bearing deposits increased for the three and six months ended December 31, 2023, as the Federal Reserve Board raised interest rates throughout the calendar year 2022 and into the third quarter of calendar year 2023.

NET INTEREST INCOME

Net interest income decreased $3.5 million to $12.4 million for the three months ended December 31, 2023 from $15.9 million for the three months ended December 31, 2022. Net interest income decreased $5.9 million to $25.8 million for the six months ended December 31, 2023 from $31.8 million for the six months ended December 31, 2022. The decrease in net interest income was due to an increase in the average balance of interest-bearing liabilities, which increased $77.4 million and $83.6 million when comparing the three and six months ended December 31, 2023 and 2022, respectively, and increases in rates paid on interest-bearing liabilities, which increased 147 and 148 basis points when comparing the three and six months ended December 31, 2023 and 2022, respectively. The decrease in net interest income was partially offset by increases in the average balance of interest-earning assets, which increased $68.5 million and $74.4 million when comparing the three and six months ended December 31, 2023 and 2022, respectively, and increases in interest rates on interest-earning assets, which increased 70 and 78 basis points when comparing the three and six months ended December 31, 2023 and 2022, respectively.

Net interest rate spread and margin both decreased when comparing the three and six months ended December 31, 2023 and 2022. Net interest rate spread decreased 77 and 70 basis points to 1.70% and 1.79% for the three and six months ended December 31, 2023 compared to 2.47% and 2.49% for the three and six months ended December 31, 2022, respectively. Net interest margin decreased 63 and 54 basis points to 1.94% and 2.03% for the three and six months ended December 31, 2023 compared to 2.57% for both the three and six months ended December 31, 2022, respectively.  The decrease was due to the higher interest rate environment and the pressure to match higher yields on deposits, which resulted in higher rates paid on deposits and therefore higher interest expense. This was partially offset by increases in interest income on loans and securities, as they reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior period.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.19% and 2.77% for the three months ended December 31, 2023 and 2022, respectively, and was 2.28% and 2.77% for the six months ended December 31, 2023 and 2022, respectively.

Index
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

The Federal Reserve Board raised interest rates throughout the calendar year 2022 and into the third quarter of calendar year 2023. The rise in the federal funds rate had a positive impact to the Company’s interest spread and margin as the rates on new loans and securities purchased are at higher rates than in the prior year, however given how quickly the rate rise has been, it has not allowed the Company to reprice assets as quickly as deposits.

PROVISION FOR CREDIT LOSSES ON LOANS

Provision for credit losses amounted to $170,000 and $244,000 for the three months ended December 31, 2023 and 2022, respectively, and amounted to a charge of $627,000 and a benefit of $255,000 for the six months ended December 31, 2023 and 2022, respectively. The loan provision for the six months ended December 31, 2023 was primarily due to the growth in gross loans and increases in the qualitative factor adjustments, offset by improvements in the economic forecasts. The allowance for credit losses on loans to total loans receivable was 1.39% at December 31, 2023 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023).

Loans classified as substandard and special mention totaled $55.0 million at December 31, 2023 and $41.9 million at June 30, 2023, an increase of $13.1 million. There were no loans classified as doubtful or loss at December 31, 2023 or June 30, 2023.

Net charge-offs amounted to $123,000 and $102,000 for the three months ended December 31, 2023 and 2022, respectively, an increase of $21,000. Net charge-offs totaled $216,000 and $217,000 for the six months ended December 31, 2023 and 2022, respectively. There were no significant charge offs in any loan segment during the three and six months ended December 31, 2023.

NONINTEREST INCOME

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest income:	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Service charges on deposit accounts	$1,227	$1,234	$(7)	(0.57)%	$2,457	$2,451	$6	0.24%
Debit card fees	1,120	1,138	(18)	(1.58)	2,253	2,280	(27)	(1.18)
Investment services	206	198	8	4.04	449	378	71	18.78
E-commerce fees	30	29	1	3.45	59	55	4	7.27
Bank-owned life insurance	574	340	234	68.82	936	680	256	37.65
Net loss on available-for-sale securities	-	(251)	251	(100.00)	-	(251)	251	(100.00)
Other operating income	321	207	114	55.07	623	400	223	55.75
Total noninterest income	$3,478	$2,895	$583	20.14%	$6,777	$5,993	$784	13.08%

Noninterest income increased $583,000, or 20.1%, to $3.5 million for the three months ended December 31, 2023 compared to $2.9 million for the three months ended December 31, 2022. Noninterest income increased $784,000, or 13.1%, to $6.8 million for the six months ended December 31, 2023 compared to $6.0 million for the six months ended December 31, 2022. The increase during the three and six months ended December 31, 2023 was primarily due to an increase in fee income earned on customer interest rate swap contracts and income from bank owned life insurance.

NONINTEREST EXPENSE

(In thousands)	For the three months ended December 31,		Change from Prior Year		For the six months ended December 31,		Change from Prior Year
Noninterest expense:	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$5,654	$5,449	$205	3.76%	$11,145	$10,877	$268	2.46%
Occupancy expense	593	513	80	15.59	1,130	1,037	93	8.97
Equipment and furniture expense	238	221	17	7.69	376	379	(3)	(0.79)
Service and data processing fees	614	664	(50)	(7.53)	1,205	1,366	(161)	(11.79)
Computer software, supplies and support	471	369	102	27.64	982	750	232	30.93
Advertising and promotion	102	145	(43)	(29.66)	199	221	(22)	(9.95)
FDIC insurance premiums	314	205	109	53.17	626	447	179	40.04
Legal and professional fees	417	1,697	(1,280)	(75.43)	800	2,148	(1,348)	(62.76)
Other	923	688	235	34.16	1,708	1,523	185	12.15
Total noninterest expense	$9,326	$9,951	$(625)	(6.28)%	$18,171	$18,748	$(577)	(3.08)%

Index
Noninterest expense decreased $625,000, or 6.3%, to $9.3 million for the three months ended December 31, 2023 compared to $10.0 million for the three months ended December 31, 2022. Noninterest expense decreased $577,000 or 3.1%, to $18.2 million for the six months ended December 31, 2023, compared to $18.7 million for the six months ended December 31, 2022. The decrease during the three and six months ended December 31, 2023 was primarily due to a decrease in legal and professional fees and service and data processing fees paid as compared to the three and six months ended December 31, 2022. This was partially offset by the increase in computer software and supplies due to the Company purchasing new equipment to upgrade our IT infrastructure, and an increase in salaries and benefits expense, as compared to the three and six months ended December 31, 2022.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 10.4% and 11.8% for the three and six months ended December 31, 2023 and 16.5% and 15.7% for the three and six months ended December 31, 2022. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, and income received on the bank owned life insurance, to arrive at the effective tax rate. The decrease in the current quarter’s effective tax rate was the result of an increase in tax-exempt income proportional to total income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and two other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2023, the Company had $176.1 million in cash and cash equivalents, representing 6.4% of total assets, and had $175.4 million available in unused lines of credit.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through March 11, 2024. The Company has not requested funding through the BTFP as of December 31, 2023, but has an established relationship with the Federal Reserve to take advantage of this program.

In efforts to enhance strong levels of liquidity and to fund strong loan demand, the Bank and Commercial Bank (the “Banks”) accept brokered certificates of deposits, generally in denominations of less than $250,000, from national brokerage networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks can place and obtain brokered deposits from a national brokerage network up to 10% of total deposits, in the amount of $233.5 million based on policy. The Banks can also place and obtain brokered deposits from IntraFi up to 10% of total deposits, in the amount of $233.5 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

As of December 31, 2023, the overall brokered deposit balance amounted to $64.1 million, which included $15.0 million of NOW deposits in the form of IntraFi IND and $49.1 million of certificates of deposits in the form of brokered certificates of deposits. As of June 30, 2023, the overall brokered deposits balance amounted to $60.0 million of brokered certificates of deposits. The Company maintained the increased level of brokered deposits to support overall liquidity and a higher cash position.

At December 31, 2023, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	6.21%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	10.63%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	17.82%

Index
The Company’s off-balance sheet credit exposures at December 31, 2023:

(In thousands)
Unfunded loan commitments	$127,098
Unused lines of credit	93,738
Standby letters of credit	179
Total commitments	$221,015

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at December 31, 2023 and June 30, 2023.
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective		Capital Conservation
(Dollars in thousands)	Actual		Purposes		Action Provisions		Buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2023:

Total risk-based capital	$267,630	16.9%	$126,940	8.0%	$158,675	10.0%	8.87%	2.50%
Tier 1 risk-based capital	247,765	15.6	95,205	6.0	126,940	8.0	9.62	2.50
Common equity tier 1 capital	247,765	15.6	71,404	4.5	103,139	6.5	11.12	2.50
Tier 1 leverage ratio	247,765	9.3	107,023	4.0	133,779	5.0	5.26	2.50

As of June 30, 2023:

Total risk-based capital	$249,165	16.5%	$121,020	8.0%	$151,275	10.0%	8.47%	2.50%
Tier 1 risk-based capital	230,228	15.2	90,765	6.0	121,020	8.0	9.22	2.50
Common equity tier 1 capital	230,228	15.2	68,074	4.5	98,328	6.5	10.72	2.50
Tier 1 leverage ratio	230,228	8.7	106,141	4.0	132,676	5.0	4.68	2.50

Greene County Commercial Bank
As of December 31, 2023:

Total risk-based capital	$106,922	47.2%	$18,124	8.0%	$22,655	10.0%	39.20%	2.50%
Tier 1 risk-based capital	106,922	47.2	13,593	6.0	18,124	8.0	41.20	2.50
Common equity tier 1 capital	106,922	47.2	10,195	4.5	14,725	6.5	42.70	2.50
Tier 1 leverage ratio	106,922	8.9	48,003	4.0	60,004	5.0	4.91	2.50

As of June 30, 2023:

Total risk-based capital	$104,781	46.6%	$17,975	8.0%	$22,469	10.0%	38.63%	2.50%
Tier 1 risk-based capital	104,781	46.6	13,481	6.0	17,975	8.0	40.63	2.50
Common equity tier 1 capital	104,781	46.6	10,111	4.5	14,605	6.5	42.13	2.50
Tier 1 leverage ratio	104,781	9.1	45,958	4.0	57,447	5.0	5.12	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Index
Item 4.	Controls and Procedures

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

On July 1, 2023, the Company implemented the new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASU’s issued to amend ASC Topic 326. There were no other changes in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended December 31, 2023.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:  February 9, 2024

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:  February 9, 2024

By: /s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer