Form 10-Q
period 2024-03-31
GREENE COUNTY BANCORP INC
filed 2024-05-10
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

As of  May 9, 2024, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2024 and June 30, 2023
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2024	June 30, 2023
Cash and due from banks	$11,234	$15,305
Interest-bearing deposits	244,589	181,140
Total cash and cash equivalents	255,823	196,445

Long-term certificates of deposit	3,083	4,576
Securities available-for-sale, at fair value	345,519	281,133
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $498 at March 31, 2024	700,371	726,363
Equity securities, at fair value	343	306
Federal Home Loan Bank stock, at cost	2,219	1,682

Loans receivable	1,477,635	1,408,866
Allowance for credit losses on loans	(20,382)	(21,212)
Net loans receivable	1,457,253	1,387,654

Premises and equipment, net	15,651	15,028
Bank-owned life insurance	56,618	55,063
Accrued interest receivable	16,762	12,249
Foreclosed real estate	302	302
Prepaid expenses and other assets	17,567	17,482
Total assets	$2,871,511	$2,698,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$131,452	$159,039
Interest-bearing deposits	2,425,655	2,278,122
Total deposits	2,557,107	2,437,161

Borrowings, short-term	2,000	-
Borrowings, long-term	34,156	-
Subordinated notes payable, net	49,635	49,495
Accrued expenses and other liabilities	29,428	28,344
Total liabilities	2,672,326	2,515,000

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at March 31, 2024 and June 30, 2023; Outstanding – 17,026,828 shares at March 31, 2024, and June 30, 2023	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	208,632	193,721
Accumulated other comprehensive loss	(20,417)	(21,408)
Treasury stock, at cost 195,852 shares at March 31, 2024, and June 30, 2023	(908)	(908)
Total shareholders’ equity	199,185	183,283
Total liabilities and shareholders’ equity	$2,871,511	$2,698,283

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Interest income:
Loans	$18,063	$15,676	$53,044	$43,859
Investment securities - taxable	1,116	722	2,689	2,076
Mortgage-backed securities	1,625	1,422	4,691	4,276
Investment securities - tax exempt	4,426	3,836	13,050	10,417
Interest-bearing deposits and federal funds sold	841	277	2,862	473
Total interest income	26,071	21,933	76,336	61,101

Interest expense:
Interest on deposits	12,944	5,559	36,109	11,307
Interest on borrowings	832	1,148	2,105	2,811
Total interest expense	13,776	6,707	38,214	14,118

Net interest income	12,295	15,226	38,122	46,983
Provision for credit losses	290	(944)	917	(1,199)
Net interest income after provision for credit losses	12,005	16,170	37,205	48,182

Noninterest income:
Service charges on deposit accounts	1,011	1,132	3,468	3,583
Debit card fees	1,120	1,082	3,373	3,362
Investment services	265	213	714	591
E-commerce fees	24	26	83	81
Bank-owned life insurance	615	340	1,551	1,020
Net loss on sale of available-for-sale securities	-	-	-	(251)
Other operating income	377	266	1,000	666
Total noninterest income	3,412	3,059	10,189	9,052

Noninterest expense:
Salaries and employee benefits	6,102	6,193	17,247	17,070
Occupancy expense	688	617	1,818	1,654
Equipment and furniture expense	151	150	527	529
Service and data processing fees	661	674	1,866	2,040
Computer software, supplies and support	319	407	1,301	1,157
Advertising and promotion	122	115	321	336
FDIC insurance premiums	326	191	952	638
Legal and professional fees	319	507	1,119	2,655
Other	546	1,002	2,254	2,525
Total noninterest expense	9,234	9,856	27,405	28,604

Income before provision for income taxes	6,183	9,373	19,989	28,630
Provision for income taxes	322	1,282	1,952	4,305
Net income	$5,861	$8,091	$18,037	$24,325

Basic and diluted earnings per share	$0.34	$0.48	$1.06	$1.43
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Net Income	$5,861	$8,091	$18,037	$24,325
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities, gross	(1,839)	3,994	1,353	(2,593)
Tax effect	(492)	1,067	362	(693)
Unrealized holding (losses) gains on available-for-sale securities, net	(1,347)	2,927	991	(1,900)

Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, gross	-	-	-	251
Tax effect	-	-	-	67
Reclassification adjustment for loss on sale of available-for-sale securities realized in net income, net	-	-	-	184

Total other comprehensive (loss) income, net of taxes	(1,347)	2,927	991	(1,716)

Comprehensive income	$4,514	$11,018	$19,028	$22,609

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2022	$1,722	$10,156	$180,263	$(23,026)	$(908)	$168,207
Dividends declared			(547)			(547)
Net income			8,091			8,091
Other comprehensive income, net of taxes				2,927		2,927
Balance at March 31, 2023	$1,722	$10,156	$187,807	$(20,099)	$(908)	$178,678

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2023	$1,722	$10,156	$203,396	$(19,070)	$(908)	$195,296
Dividends declared			(625)			(625)
Net income			5,861			5,861
Other comprehensive loss, net of taxes				(1,347)		(1,347)
Balance at March 31, 2024	$1,722	$10,156	$208,632	$(20,417)	$(908)	$199,185

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2022	$1,722	$10,156	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(1,645)			(1,645)
Net income			24,325			24,325
Other comprehensive loss, net of taxes				(1,716)		(1,716)
Balance at March 31, 2023	$1,722	$10,156	$187,807	$(20,099)	$(908)	$178,678

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(2,616)			(2,616)
Net income			18,037			18,037
Other comprehensive income, net of taxes				991		991
Balance at March 31, 2024	$1,722	$10,156	$208,632	$(20,417)	$(908)	$199,185

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2024 and 2023
(Unaudited)
(In thousands)
	2024	2023
Cash flows from operating activities:
Net Income	$18,037	$24,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	685	647
Deferred income tax expense	394	146
Net amortization of investment premiums and discounts	580	1,951
Net amortization of deferred loan costs and fees	289	197
Amortization of subordinated debt issuance costs	140	139
Provision for credit losses	917	(1,199)
Bank-owned life insurance income	(1,551)	(1,020)
Net loss on sale of available-for-sale securities	-	251
Net gain on equity securities	(37)	(22)
Net loss on sale of foreclosed real estate	-	5
Net increase (decrease) in accrued income taxes	33	(2,089)
Net increase in accrued interest receivable	(4,513)	(5,075)
Net increase in prepaid expenses and other assets	(689)	(767)
Net (decrease) increase in accrued expense and other liabilities	(440)	239
Net cash provided by operating activities	13,845	17,728

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	104,739	180,225
Proceeds from sale of securities	-	1,675
Purchases of securities	(170,192)	(104,456)
Proceeds from principal payments on securities	2,498	10,446
Securities held-to-maturity:
Proceeds from maturities	36,394	49,576
Purchases of securities	(24,341)	(42,060)
Proceeds from principal payments on securities	12,796	16,133
Net (purchase) redemption of Federal Home Loan Bank Stock	(537)	5,342
Purchase of long-term certificate of deposit	-	(1,225)
Maturity of long-term certificates of deposit	1,480	735
Surrender of bank owned life insurance	23,100	-
Purchase of bank owned life insurance	(23,104)	-
Net increase in loans receivable	(69,478)	(158,426)
Proceeds from sale of foreclosed real estate	-	63
Purchases of premises and equipment	(1,308)	(817)
Net cash used in investing activities	(107,953)	(42,789)

Cash flows from financing activities:
Net increase (decrease) in short-term advances	2,000	(123,700)
Proceeds from long-term advances	34,156	-
Payment of cash dividends	(2,616)	(1,645)
Net increase in deposits	119,946	259,719
Net cash provided by financing activities	153,486	134,374

Net increase in cash and cash equivalents	59,378	109,313
Cash and cash equivalents at beginning of period	196,445	69,009
Cash and cash equivalents at end of period	$255,823	$178,322

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$-	$462
Cash paid during period for:
Interest	$38,357	$14,415
Income taxes	$1,525	$6,248

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2024 and 2023
(1)          Summary of Significant Accounting Policies

Principles of  Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2023 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three and nine months ended March 31, 2024 and 2023 are unaudited.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2024. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At March 31, 2024, the Bank has 18 full-service offices, lending centers, an operations center, customer call center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

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

Interest-bearing deposits

At March 31, 2024, included within interest bearing deposits, is $23.2 million of restricted cash. The restriction is due to the surrender of bank owned life insurance during the quarter ended December 31, 2023.

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

Accounting Standards Issued Not Yet Adopted

In March 2023, the FASB issued (ASU 2023-02), Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The election can be made for each individual qualifying tax credit investment. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of tax credits and other tax benefits received, with the amortization and tax credits recognized as a component of income tax expense. To qualify for the proportional amortization method, all of the following conditions must be met: (1) it is probable that the income tax credits allocated to the tax equity investor will be available; (2) the tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) substantially all of the projected benefits are from income tax credits and other income tax benefits; (4) the tax equity investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) the tax equity investor is a limited liability investor in the entity for both legal and tax purposes. Under the proportional amortization method, the investment shall be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss shall be measured as the amount by which the carrying amount of an investment exceeds its fair value. ASU 2023-02 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

(3)          Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At March 31, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. government sponsored enterprises	$13,045	$-	$2,095	$10,950
U.S. Treasury securities	45,075	-	1,942	43,133
State and political subdivisions	170,252	725	1	170,976
Mortgage-backed securities-residential	33,277	30	3,929	29,378
Mortgage-backed securities-multi-family	90,692	-	18,175	72,517
Corporate debt securities	19,845	20	1,300	18,565
Total securities available-for-sale	$372,186	$775	$27,442	$345,519

	At June 30, 2023
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. government sponsored enterprises	$13,054	$-	$2,231	$10,823
U.S. Treasury securities	18,349	-	1,849	16,500
State and political subdivisions	137,343	670	2	138,011
Mortgage-backed securities-residential	29,586	-	3,985	25,601
Mortgage-backed securities-multi-family	91,016	-	18,930	72,086
Corporate debt securities	19,805	-	1,693	18,112
Total securities available-for-sale	$309,153	$670	$28,690	$281,133

(1)
Amortized cost excludes accrued interest receivable of $4.8 million and $2.9 million at March 31, 2024 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale at the quarter ended March 31, 2024.

Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At March 31, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance(2)	Net carrying value
U.S. Treasury securities	$33,767	$-	$1,849	$31,918	$-	$33,767
State and political subdivisions	462,643	6,518	34,182	434,979	45	462,598
Mortgage-backed securities-residential	33,947	-	3,319	30,628	-	33,947
Mortgage-backed securities-multi-family	145,234	-	17,981	127,253	-	145,234
Corporate debt securities	25,246	20	2,572	22,694	452	24,794
Other securities	32	-	-	32	1	31
Total securities held-to-maturity	$700,869	$6,538	$59,903	$647,504	$498	$700,371

	At June 30, 2023
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance(2)	Net carrying value
U.S. Treasury securities	$33,705	$-	$2,438	$31,267	$-	$33,705
State and political subdivisions	478,756	5,178	30,662	453,272	-	478,756
Mortgage-backed securities-residential	37,186	-	3,625	33,561	-	37,186
Mortgage-backed securities-multi-family	155,046	-	20,324	134,722	-	155,046
Corporate debt securities	21,632	-	3,426	18,206	-	21,632
Other securities	38	-	-	38	-	38
Total securities held-to-maturity	$726,363	$5,178	$60,475	$671,066	$-	$726,363

(1)
Amortized cost excludes accrued interest receivable of $5.3 million and $3.9 million at March 31, 2024 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

(2)
The Company adopted ASU 2016-13 (CECL) on July 1, 2023. For periods subsequent to adoption, an allowance is calculated under the CECL methodology. The periods prior to adoption did not have an allowance for credit losses under applicable GAAP for those periods.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption, and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity as of March 31, 2024 has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities to account for expected lifetime credit loss using the CECL methodology.

Index
The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of March 31, 2024, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

(In thousands)	Three months ended March 31, 2024	Nine months ended March 31, 2024
Balance beginning of period	$485	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	-	503
Provision (benefit) for credit losses	13	(5)
Balance end of period	$498	$498

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. government sponsored enterprises	$-	$-	-	$10,950	$2,095	5	$10,950	$2,095	5
U.S. Treasury securities	27,318	313	4	15,815	1,629	6	43,133	1,942	10
State and political subdivisions	-	-	-	62	1	1	62	1	1
Mortgage-backed securities-residential	1,972	5	1	23,414	3,924	26	25,386	3,929	27
Mortgage-backed securities-multi-family	-	-	-	72,517	18,175	31	72,517	18,175	31
Corporate debt securities	-	-	-	16,637	1,300	16	16,637	1,300	16
Total securities available-for-sale	29,290	318	5	139,395	27,124	85	168,685	27,442	90
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	31,918	1,849	8	31,918	1,849	8
State and political subdivisions	13,610	46	131	296,385	34,136	2,164	309,995	34,182	2,295
Mortgage-backed securities-residential	-	-	1	30,628	3,319	28	30,628	3,319	29
Mortgage-backed securities-multi-family	-	-	-	127,253	17,981	52	127,253	17,981	52
Corporate debt securities	-	-	-	19,265	2,572	18	19,265	2,572	18
Total securities held-to-maturity	13,610	46	132	505,449	59,857	2,270	519,059	59,903	2,402
Total securities	$42,900	$364	137	$644,844	$86,981	2,355	$687,744	$87,345	2,492

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

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2024 and 2023, respectively. During the three and nine months ended March 31, 2024, there were no sales of securities and no gains or losses were recognized. During the three months ended March 31, 2023, there were no sales of securities and no gains or losses were recognized. During the nine months ended March 31, 2023, a loss of $251,000 was recognized from one sale of an available-for-sale security. The proceeds were used to fund higher yielding loans.

The estimated fair values of debt securities at March 31, 2024, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Securities available-for-sale	Amortized cost	Fair value
Within one year	$198,521	$198,954
After one year through five years	39,286	36,160
After five years through ten years	8,910	7,273
After ten years	1,500	1,237
Total securities available-for-sale	248,217	243,624
Mortgage-backed and asset-backed securities	123,969	101,895
Total securities available-for-sale	372,186	345,519

Securities held-to-maturity
Within one year	63,451	62,980
After one year through five years	163,298	159,412
After five years through ten years	159,777	148,919
After ten years	135,162	118,312
Total securities held-to-maturity	521,688	489,623
Mortgage-backed securities	179,181	157,881
Total securities held-to-maturity	700,869	647,504
Total securities	$1,073,055	$993,023

At March 31, 2024 and June 30, 2023, securities with an aggregate fair value of $905.5 million and $904.8 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At March 31, 2024 and June 30, 2023, securities with an aggregate fair value of $40.5 million and $20.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the three and nine months ended March 31, 2024 or 2023.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three and nine months ended March 31, 2024 or 2023.

(4)          Loans and Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13 (CECL) effective July 1, 2023. The loan segmentation has been redefined under CECL and therefore prior year tables are presented separately.

With the adoption of CECL, the Company’s revised loan segments at March 31, 2024 are as follows:

(In thousands)	March 31, 2024
Residential real estate	$411,555
Commercial real estate	924,777
Home equity	27,659
Consumer	4,721
Commercial	108,923
Total gross loans(1)(2)	1,477,635
Allowance for credit losses on loans	(20,382)
Loans receivable, net	$1,457,253

(1)	Loan balances include net deferred fees/cost of $167 at March 31, 2024.
(2)	Loan balances exclude accrued interest receivable of $6.7 million at March 31, 2024, which is included in accrued interest receivable in the consolidated statement of financial condition.

Nonaccrual Loans

Management places loans on nonaccrual status once the loans have become 90 days or more delinquent. A nonaccrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as nonaccrual. Loans on nonaccrual status totaled $5.6 million at March 31, 2024, of which there were two residential loans totaling $446,000, one commercial loan totaling $1.7 million, and three commercial real estate loans totaling $1.6 million, that were in the process of foreclosure at March 31,2024. Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at March 31, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $5.5 million at June 30, 2023, of which three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million were in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. The activity in nonperforming loans during the nine months ended March 31, 2024, included $482,000 in loan repayments, $93,000 in loans returning to performing status, $182,000 in charge-offs or transfers to foreclosed, and $940,000 of loans placed into nonperforming status.

Index
The following table sets forth information regarding delinquent and/or nonaccrual loans at March 31, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$1,710	$-	$1,383	$3,093	$408,462	$411,555	$2,672
Commercial real estate	631	-	1,247	1,878	922,899	924,777	1,664
Home equity	50	-	13	63	27,596	27,659	48
Consumer	22	7	-	29	4,692	4,721	-
Commercial loans	1	106	1,255	1,362	107,561	108,923	1,255
Total gross loans	$2,414	$113	$3,898	$6,425	$1,471,210	$1,477,635	$5,639

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended March 31, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at December 31, 2023	$4,010	$12,523	$192	$486	$3,098	$20,309
Charge-offs	-	-	-	(117)	(143)	(260)
Recoveries	-	1	-	46	9	56
Provision	128	(28)	7	87	83	277
Balance at March 31, 2024	$4,138	$12,496	$199	$502	$3,047	$20,382

	Activity for the nine months ended March 31, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(393)	(156)	(549)
Recoveries	-	2	-	100	27	129
Provision	162	544	36	326	(146)	922
Balance at March 31, 2024	$4,138	$12,496	$199	$502	$3,047	$20,382

The allowance for credit losses on unfunded commitments as of March 31, 2024 was $1.3 million.

Index
Credit monitoring process

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality and profitability of the Company’s loan portfolio. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, the Company provides for the classification of loans considered being of lesser quality. Such ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. For the commercial real estate and commercial loans, generally, an asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a full loss reserve and/or charge-off is not warranted. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.” Residential real estate, home equity and consumer loans are graded as either nonperforming or performing. Nonperforming loans are loans that are generally over 90 days past due or on nonaccrual status.

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

Loans collateralized by commercial real estate and multi-family dwellings, such as apartment buildings generally are larger than residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for management to monitor and evaluate. The Company has formed relationships with other community banks within our region to participate in larger commercial loan relationships. These types of loans are generally considered to be riskier due to the size and complexity of the loan relationship.  By entering into a participation agreement with the other bank, the Company can obtain the loan relationship while limiting its exposure to credit loss. Management completes its due diligence in underwriting these loans and monitors the servicing of these loans.

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

Index
The following tables illustrate the Company’s credit quality by loan class by vintage:

	At March 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Residential real estate
By payment activity status:
Performing	$42,113	$62,176	$94,349	$81,621	$33,397	$95,202	$-	$25	$408,883
Non-performing	-	-	-	185	170	2,317	-	-	2,672
Total residential real estate	42,113	62,176	94,349	81,806	33,567	97,519	-	25	411,555
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	78,939	214,833	244,311	127,603	77,506	141,954	5,189	367	890,702
Special mention	-	946	2,482	303	436	5,114	-	-	9,281
Substandard	330	1,692	3,205	598	4,617	14,352	-	-	24,794
Total commercial real estate	79,269	217,471	249,998	128,504	82,559	161,420	5,189	367	924,777
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	4,716	2,964	349	454	291	1,361	17,476	-	27,611
Non-performing	-	-	-	-	-	1	47	-	48
Total home equity	4,716	2,964	349	454	291	1,362	17,523	-	27,659
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,921	1,407	799	324	124	73	73	-	4,721
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	1,921	1,407	799	324	124	73	73	-	4,721
Current period gross charge-offs	318	13	49	4	1	-	8	-	393

Commercial
By internally assigned grade:
Pass	6,308	11,015	14,019	15,287	5,606	18,469	26,810	456	97,970
Special mention	-	55	86	-	36	877	3,879	-	4,933
Substandard	-	-	1,719	1,272	76	210	2,743	-	6,020
Total Commercial	$6,308	$11,070	$15,824	$16,559	$5,718	$19,556	$33,432	$456	$108,923
Current period gross charge-offs	$-	$-	$-	$-	$-	$137	$19	$-	$156

The Company had no loans classified doubtful or loss at March 31, 2024.

Individually Evaluated Loans

As of March 31, 2024, loans evaluated individually had an amortized cost basis of $5.7 million, with an allowance for credit losses on loans of $1.9 million.

Index
Loan Modifications to Borrowers Experiencing Financial Difficulties

On July 1, 2023, the Company adopted ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced the disclosure requirements for certain loan modifications for borrowers experiencing financial difficulty. Refer to Note 2 for recently adopted accounting standards.

With the adoption of ASU 2022-02 loan modifications require enhanced reporting on the type of modifications granted and the financial magnitude of the concessions granted. When the Company modifies a loan for borrowers experiencing financial difficulty, such modifications generally include one or a combination of the following: an extension of the maturity date; a stated rate of interest not at the market rate for new debt with similar risk; a change in the scheduled payment amount; or principal forgiveness. The Company works with loan customers experiencing financial difficulty and may enter into loan modifications to achieve the best mutual outcome given the financial circumstances of the borrower.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the three and nine months ended March 31, 2024
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$3,948	0.427%	$130	0.014%
Total	$3,948		$130

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three and nine months ended March 31, 2024

Loan type	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average 9 months to the life of the loans	Interest rates were reduced by an average of 1.75%

The Company closely monitors the performance of loans that are modified in accordance with ASU 2022-02. Loans modified during the three and nine months ended March 31, 2024 are performing within their modified terms.

Index
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

Index
Impaired Loan Analysis

The tables below detail additional information on impaired loans at the date or periods indicated:

	At June 30, 2023			For the three months ended March 31, 2023		For the nine months ended March 31, 2023
(In thousands)	Recorded investment	Unpaid principal	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Residential real estate	$1,020	$1,020	$-	$775	$-	$895	$2
Commercial real estate	1,518	1,518	-	755	17	369	25
Home equity	-	-	-	43	-	100	-
Consumer Installment	-	-	-	4	-	4	1
Commercial loans	334	334	-	338	4	341	12
Impaired loans with no allowance	2,872	2,872	-	1,915	21	1,709	40

With an allowance recorded:
Residential real estate	2,086	2,086	597	2,421	7	2,221	14
Commercial real estate	3,777	3,777	245	3,851	48	3,696	121
Home equity	-	-	-	-	-	107	4
Commercial loans	1,572	1,572	1,171	1,839	5	2,479	32
Impaired loans with allowance	7,435	7,435	2,013	8,111	60	8,503	171

Total impaired:
Residential real estate	3,106	3,106	597	3,196	7	3,116	16
Commercial real estate	5,295	5,295	245	4,606	65	4,065	146
Home equity	-	-	-	43	-	207	4
Consumer Installment	-	-	-	4	-	4	1
Commercial loans	1,906	1,906	1,171	2,177	9	2,820	44
Total impaired loans	$10,307	$10,307	$2,013	$10,026	$81	$10,212	$211

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
Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(In thousands)	March 31, 2024	June 30, 2023
Commercial loans	$302	$302
Total foreclosed real estate	$302	$302

Index

(5)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2024 and June 30, 2023 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair value measurements using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government sponsored enterprises	$10,950	$-	$10,950	$-
U.S. Treasury securities	43,133	-	43,133	-
State and political subdivisions	170,976	-	170,976	-
Mortgage-backed securities-residential	29,378	-	29,378	-
Mortgage-backed securities-multi-family	72,517	-	72,517	-
Corporate debt securities	18,565	-	18,565	-
Securities available-for-sale	345,519	-	345,519	-
Equity securities	343	343	-	-
Interest rate swaps	591	-	591	-
Total	$346,453	$343	$346,110	$-

Liabilities:
Interest rate swaps	$591	$-	$591	$-
Total	$591	$-	$591	$-

Index
		Fair value measurements using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government sponsored enterprises	$10,823	$-	$10,823	$-
U.S. Treasury securities	16,500	-	16,500	-
State and political subdivisions	138,011	-	138,011	-
Mortgage-backed securities-residential	25,601	-	25,601	-
Mortgage-backed securities-multi-family	72,086	-	72,086	-
Corporate debt securities	18,112	-	18,112	-
Securities available-for-sale	281,133	-	281,133	-
Equity securities	306	306	-	-
Total	$281,439	$306	$281,133	$-

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

		March 31, 2024		June 30, 2023
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Collateral dependent evaluated loans	3	$5,656	$3,765	$7,578	$5,565
Foreclosed real estate	3	$302	$302	$302	$302

Index
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

The carrying amounts and estimated fair value of financial instruments are as follows:

	March 31, 2024		Fair value measurements using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$255,823	$255,823	$255,823	$-	$-
Long term certificates of deposit	3,083	3,004	-	3,004	-
Securities available-for-sale	345,519	345,519	-	345,519	-
Securities held-to-maturity	700,371	647,504	-	647,504	-
Equity securities	343	343	343	-	-
Federal Home Loan Bank stock	2,219	2,219	-	2,219	-
Net loans receivable	1,457,253	1,359,969	-	-	1,359,969
Accrued interest receivable	16,762	16,762	-	16,762	-
Interest rate swaps asset	591	591	-	591	-

Deposits	2,557,107	2,556,046	-	2,556,046	-
Borrowings	36,156	36,133	-	36,133	-
Subordinated notes payable, net	49,635	46,320	-	46,320	-
Accrued interest payable	793	793	-	793	-
Interest rate swaps liability	591	591	-	591	-

	June 30, 2023		Fair value measurements using
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$196,445	$196,445	$196,445	$-	$-
Long term certificate of deposit	4,576	4,383	-	4,383	-
Securities available-for-sale	281,133	281,133	-	281,133	-
Securities held-to-maturity	726,363	671,066	-	671,066	-
Equity securities	306	306	306	-	-
Federal Home Loan Bank stock	1,682	1,682	-	1,682	-
Net loans receivable	1,387,654	1,272,361	-	-	1,272,361
Accrued interest receivable	12,249	12,249	-	12,249	-

Deposits	2,437,161	2,437,357	-	2,437,357	-
Subordinated notes payable, net	49,495	47,669	-	47,669	-
Accrued interest payable	936	936	-	936	-

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

Index
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

The following table present the notional amount and fair values of interest rate derivative positions:

	At March 31, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$38,777	$591	Other liabilities	$38,777	$591
Less cash collateral			-	Other liabilities		(450)
Total after netting			$591			$141

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives. At March 31, 2024, the Company’s exposure was reduced due to participations-outs in the amount of $164,000, with a notional amount of $8.0 million. There were no participations-outs at June 30, 2023.

RPAs in which the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The credit exposure associated with risk participations-ins was $397,000 and zero as of March 31, 2024 and June 30, 2023, respectively. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 4 to 13 years. At March 31, 2024 and June 30, 2023, the Company held RPAs with a notional amount of $109.8 million and $82.0 million, respectively.

(7)          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2024 and 2023.

Index
	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023

Net Income	$5,861,000	$8,091,000	$18,037,000	$24,325,000
Weighted average shares – basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share - basic	$0.34	$0.48	$1.06	$1.43
Earnings per share - diluted	$0.34	$0.48	$1.06	$1.43

(8)    Dividends

On January 17, 2024, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 15, 2024, and was paid on February 28, 2024. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan for the three and nine months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2024	2023	2024	2023
Interest cost	$52	$50	$156	$150
Expected return on plan assets	(55)	(55)	(165)	(165)
Amortization of net loss	19	27	57	81
Net periodic pension cost	$16	$22	$48	$66

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

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2024 was $507,000 and $1.5 million, respectively, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $14.3 million at March 31, 2024 and $12.3 million at June 30, 2023, and is included in accrued expenses and other liabilities.  The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

Index
(10)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company.  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10 of the consolidated financial statements for the year ended June 30, 2023.

A summary of the Company’s phantom stock option activity and related information were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Number of options outstanding, beginning of period	2,317,535	2,614,840	2,535,840	2,959,040
Options granted	-	-	672,095	807,200
Options paid in cash	-	(70,000)	(890,400)	(1,221,400)
Number of options outstanding, end of period	2,317,535	2,544,840	2,317,535	2,544,840

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2024	2023	2024	2023
Cash paid out on options vested	$-	$184	$4,051	$4,288
Compensation costs recognized	$908	$1,239	$2,302	$3,233

The total liability for the Plan was $4.5 million and $6.3 million at March 31, 2024 and June 30, 2023, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended March 31, 2024 and 2023
(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – December 31, 2022	$(21,911)	$(1,115)	$(23,026)
Other comprehensive income before reclassification	2,927	-	2,927
Other comprehensive income for the three months ended March 31, 2023	2,927	-	2,927
Balance – March 31, 2023	$(18,984)	$(1,115)	$(20,099)

Balance – December 31, 2023	$(18,193)	$(877)	$(19,070)
Other comprehensive loss before reclassification	(1,347)	-	(1,347)
Other comprehensive loss for the three months ended March 31, 2024	(1,347)	-	(1,347)
Balance – March 31, 2024	$(19,540)	$(877)	$(20,417)

Index
Activity for the nine months ended March 31, 2024 and 2023
(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive loss before reclassification	(1,900)	-	(1,900)
Amounts reclassified to net loss on sale of available-for-sale securities non-interest income	251	-	251
Tax expense effect	67	-	67
Net of tax	184	-	184
Other comprehensive loss for the nine months ended March 31, 2023	(1,716)	-	(1,716)
Balance – March 31, 2023	$(18,984)	$(1,115)	$(20,099)

Balance – June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive income before reclassification	991	-	991
Other comprehensive income for the nine months ended March 31, 2024	991	-	991
Balance – March 31, 2024	$(19,540)	$(877)	$(20,417)

(12)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases as March 31, 2024 and June 30, 2023, and for the three and nine months ended March 31, 2024 and 2023:

(In thousands)
Operating lease amounts:	March 31, 2024	June 30, 2023
Right-of-use assets	$2,178	$2,188
Lease liabilities	$2,267	$2,277

	For the three months ended March 31,
(In thousands)	2024	2023
Other information:
Operating outgoing cash flows from operating leases	$118	$90
Right-of-use assets obtained in exchange for new operating lease liabilities	$251	$561

Lease costs:
Operating lease cost	$105	$87
Variable lease cost	$11	$12

	For the nine months ended March 31,
(In thousands)	2024	2023
Other information:
Operating outgoing cash flows from operating leases	$346	$269
Right-of-use assets obtained in exchange for new operating lease liabilities	$251	$561

Lease costs:
Operating lease cost	$313	$250
Variable lease cost	$33	$32

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of March 31, 2024:

(In thousands, except weighted-average information)
Within the twelve months ended March 31,
2024	$498
2025	490
2026	464
2027	383
2028	265
Thereafter	364
Total undiscounted cash flow	2,464
Less net present value adjustment	(197)
Lease Liability	$2,267

Weighted-average remaining lease term (Years)	5.42
Weighted-average discount rate	3.01%

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

The table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	March 31, 2024	June 30, 2023
Unfunded loan commitments	$108,186	$124,498
Unused lines of credit	94,768	94,898
Standby letters of credit	429	179
Total credit-related financial instruments with off-balance sheet risk	$203,383	$219,575

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At March 31, 2024, the allowance for credit losses on unfunded commitments totaled $1.3 million.

Index
(14)        Subsequent events

On April 17, 2024, the Board of Directors announced a cash dividend for the quarter ended March 31, 2024 of $0.08 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.32 per share, which was the same rate as the dividend declared during the previous quarter. The dividend will be payable to stockholders of record as of May 15, 2024, and is expected to be paid on May 30, 2024. Greene County Bancorp, MHC intends to waive its receipt of this dividend.

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

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

ASSETS

Total assets of the Company were $2.9 billion at March 31, 2024 and $2.7 billion at June 30, 2023, an increase of $173.2 million or 6.4%. Securities available-for-sale and held-to-maturity for the Company were $1.0 billion at March 31, 2024 and June 30, 2023. Net loans receivable for the Company increased $69.6 million, or 5.0%, to $1.5 billion at March 31, 2024 from $1.4 billion at June 30, 2023.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $255.8 million at March 31, 2024 and $196.4 million at June 30, 2023. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of March 31, 2024.

SECURITIES

Securities available-for-sale and held-to-maturity for the Company were $1.0 billion at March 31, 2024 and June 30, 2023. Securities purchases totaled $194.5 million during the nine months ended March 31, 2024 and consisted primarily of $158.4 million of state and political subdivision securities, $26.5 million of U.S. Treasury securities, $6.0 million of mortgage-backed securities and $3.6 million of corporate debt securities. Principal pay-downs and maturities during the nine months ended March 31, 2024 amounted to $156.4 million, primarily consisting of $141.1 million of state and political subdivision securities, $13.3 million of mortgage-backed securities, and $2.0 million of collateralized mortgage obligations. At March 31, 2024, 60.6% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 26.9% of our securities portfolio at March 31, 2024, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

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

Index
The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value as of March 31, 2024 and June 30, 2023. Refer to financial statements Note 3 Securities for the complete fair value of securities.

	March 31, 2024		June 30, 2023
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Government sponsored enterprises	$10,950	1.0%	$10,823	1.1%
U.S. Treasury securities	43,133	4.1	16,500	1.6
State and political subdivisions	170,976	16.4	138,011	13.7
Mortgage-backed securities-residential	29,378	2.8	25,601	2.5
Mortgage-backed securities-multifamily	72,517	6.9	72,086	7.2
Corporate debt securities	18,565	1.8	18,112	1.8
Total securities available-for-sale	345,519	33.0	281,133	27.9
Securities held-to-maturity:
U.S. treasury securities	33,767	3.2	33,705	3.4
State and political subdivisions	462,598	44.2	478,756	47.5
Mortgage-backed securities-residential	33,947	3.3	37,186	3.7
Mortgage-backed securities-multifamily	145,234	13.9	155,046	15.4
Corporate debt securities	24,794	2.4	21,632	2.1
Other securities	31	0.0	38	0.0
Total securities held-to-maturity	700,371	67.0	726,363	72.1
Total securities (at carrying value)	$1,045,890	100.0%	$1,007,496	100.0%

There was no ACL recorded on available-for-sale securities as of either period presented as each of the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. At March 31, 2024, the ACL on securities held-to-maturity was $498,000.

LOANS

Net loans receivable increased $69.6 million, or 5.0%, to $1.5 billion at March 31, 2024 from $1.4 billion at June 30, 2023.  The loan growth experienced during the nine months consisted primarily of $42.4 million in commercial real estate loans, $20.6 million in residential real estate loans, and $4.8 million in home equity loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations.  The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
	March 31, 2024		June 30, 2023
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$411,555	27.8%	$390,944	27.8%
Commercial real estate	924,777	62.6	882,388	62.6
Home equity	27,659	1.9	22,887	1.6
Consumer	4,721	0.3	4,646	0.3
Commercial loans	108,923	7.4	108,001	7.7
Total gross loans(1)(2)	1,477,635	100.0%	1,408,866	100.0%
Allowance for credit losses on loans	(20,382)		(21,212)
Total net loans	$1,457,253		$1,387,654

(1)	Loan balances include net deferred fees/cost of $167 and $75,000 at March 31, 2024 and at June 30, 2023, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.7 million and $5.5 million at March 31, 2024 and at June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At March 31, 2024
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$36,123	3.9%
Mixed use real estate	33,685	3.6
Retail	18,796	2.0
Office building	17,408	1.9
Firehouse	14,307	1.5
Other	50,895	5.6
Total owner occupied	171,214	18.5

Non-owner occupied:
Apartment	153,994	16.7
Construction	115,635	12.5
Retail plaza	81,706	8.8
Mixed use real estate	79,981	8.6
Multi-family	68,779	7.4
Office building	53,576	5.8
Motel/Hotel	52,968	5.7
Warehouse	48,917	5.3
Other	98,007	10.7
Total non-owner occupied	753,563	81.5
Total commercial real estate	$924,777	100.0%

Commercial real estate loans include loans secured by both owner and non-owner occupied real estate. These loans are generally secured by commercial, residential investment or industrial property types. Commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of March 31, 2024, the company’s largest commercial real estate concentration was non-owner occupied apartment. These loans provide much needed housing for the residents located in our market area, and have historically performed well with strong credit metrics. Also as of period end, the Company’s outstanding balance of non-owner occupied, commercial real estate office loans was $53.6 million, or 3.7% of total loans, which are primarily low-rise, non-metropolitan buildings, located within our geographic footprint.

Index
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

The ACL totaled $20.4 million at March 31, 2024, compared to $21.2 million at June 30, 2023 and $19.9 million at July 1, 2023. The ACL to total loans receivable was 1.38% at March 31, 2024 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023). The ACL as of March 31, 2024 is consistent with the July 1, 2023 day-one ACL. The decrease in the ACL from June 30, 2023 to March 31, 2024 was primarily due to the CECL adoption.

The allowance for credit losses on unfunded commitments as of March 31, 2024 was $1.3 million.

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

Index
Analysis of Nonaccrual Loans and Nonperforming Assets

(Dollars in thousands)	March 31, 2024	June 30, 2023
Nonaccrual loans:
Residential real estate	$2,672	$2,747
Commercial real estate	1,664	1,318
Home equity	48	54
Consumer installment	-	63
Commercial	1,255	1,276
Total nonaccrual loans	$5,639	$5,458
Foreclosed real estate:
Commercial	302	302
Total foreclosed real estate	302	302
Total nonperforming assets	$5,941	$5,760

Total nonperforming assets of total assets	0.21%	0.21%
Total nonperforming loans to net loans	0.39%	0.39%
Allowance for credit losses on loans to nonperforming loans	361.45%	388.64%
Allowance for credit losses on loans to total loans receivable	1.38%	1.51%

At March 31, 2024 and June 30, 2023, there were no loans greater than 90 days and accruing.

Nonperforming assets amounted to $5.9 million and $5.8 million at March 31, 2024 and June 30, 2023, respectively.  Loans on nonaccrual status totaled $5.6 million at March 31, 2024, of which there were two residential loans totaling $446,000, one commercial loan totaling $1.7 million, and three commercial real estate loans totaling $1.6 million, that were in the process of foreclosure at March 31, 2024. Included in nonaccrual loans were $1.7 million of loans which were less than 90 days past due at March 31, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on nonaccrual status totaled $5.5 million at June 30, 2023, of which three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in nonaccrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due.

DEPOSITS

Deposit flow is influenced by general economic conditions, changes in prevailing interest rates and competition. The diversity of deposit accounts offered allows the Company to be competitive in obtaining funds and responding to changes in consumer demand. The Company’s emphasis is placed on acquiring locally, stable, low-cost deposits to fund high-quality loans without taking on unnecessary interest rate risk. The ability to attract and maintain deposits and the rates paid on these deposits are and will continue to be affected by market conditions.

Deposits totaled $2.6 billion at March 31, 2024 and $2.4 billion at June 30, 2023, an increase of $119.9 million, or 4.9%. NOW deposits increased $194.4 million, or 11.2%, and money market deposits increased $1.0 million, or 0.9%, when comparing March 31, 2024 and June 30, 2023. Savings deposits decreased $43.3 million, or 14.5%, noninterest-bearing deposits decreased $27.6 million, or 17.3%, and certificates of deposits decreased $4.6 million, or 3.6%, when comparing March 31, 2024 and June 30, 2023. As of March 31, 2024, the brokered deposit balance amounted to $120.0 million, which was included in NOW deposits. As of June 30, 2023, the brokered deposit balance amounted to $60.0 million, which was included in certificates of deposits. The Company maintains an increased level of brokered deposits from several available sources as an alternative to borrowed funds, and uses the funds to support loan growth, overall liquidity and a higher cash position.

Index
The following table summarizes deposits by major categories:

(Dollars in thousands)	March 31, 2024	Percentage of portfolio	June 30, 2023	Percentage of portfolio
Noninterest-bearing deposits	$131,452	5.2%	$159,039	6.5%
Certificates of deposit	123,461	4.8	128,077	5.3
Savings deposits	255,761	10.0	299,038	12.3
Money market deposits	116,094	4.5	115,029	4.7
NOW deposits	1,930,339	75.5	1,735,978	71.2
Total deposits	$2,557,107	100.0%	$2,437,161	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	March 31, 2024	Percentage of portfolio	June 30, 2023	Percentage of portfolio
Business deposits	$437,241	17.1%	$487,477	20.0%
Retail deposits	838,665	32.8	856,079	35.1
Municipal deposits	1,161,108	45.4	1,033,605	42.4
Brokered deposits	120,093	4.7	60,000	2.5
Total deposits	$2,557,107	100.0%	$2,437,161	100.0%

The Company’s deposit base and liquidity position continues to be strong, and the deposit base is well diversified across segments to meet the transactional and investment needs of our customers. Municipal deposits are primarily from local New York State government entities, such as counties, cities, villages and towns, as well as school districts and fire departments. There is a seasonal component to municipal deposits levels associated with annual tax collections and fiscal spending patterns. In general, municipal balances increase at the end of the first and third quarters of our fiscal year. Municipal deposits above the FDIC insured limit are required to be collateralized by irrevocable municipal letters of credit issued by the Federal Home Loan Bank, municipal bonds, US Treasuries or government agency securities. Additionally, the Company offers large retail, business and municipal customers the ability to enhance FDIC insurance coverage, by electing to participate their deposit balance into a national deposit network.

The Company has many long-standing relationships with municipal entities throughout its market areas and their deposits have provided a stable funding source for the company. The Company has a separate municipal department for the retention, management, and monitoring of municipal relationships.

Uninsured deposits represents the portion of deposit accounts that exceed the FDIC insurance limit. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes affiliate deposits and collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	At March 31, 2024
Uninsured deposits, per regulatory requirements	$1,360,126
Less: Affiliate deposits	(29,606)
Collateralized deposits	(1,060,931)
Uninsured deposits, after exclusions	$269,588

Immediately available liquidity(1)	$425,797
Uninsured deposits coverage	157.9%

(1)
Reflects $255.8 million of cash and cash equivalents, $149.7 million and $20.3 million of remaining borrowing capacity from the Federal Home Loan Bank and the Federal Reserve Bank, as of March 31, 2024.

Uninsured deposits after exclusions, represents 10.5% of total deposits as of March 31, 2024. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credits. The Company continually monitors the level and composition of uninsured deposits.

Index
BORROWINGS

At March 31, 2024, the Bank had pledged approximately $588.6 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $368.9 million at March 31, 2024, of which there were $9.2 million long-term fixed rate borrowings, $210.0 million irrevocable municipal letters of credit and zero overnight borrowings outstanding at March 31, 2024.  At June 30, 2023, the Bank had zero overnight or long-term borrowings outstanding and $110.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At March 31, 2024, the Bank had a FHLB long-term fixed rate borrowing of $4.4 million at a stated rate of 5.7%, maturing September 2024, and a FHLB long-term fixed rate borrowing of $4.8 million at a stated rate of 5.2%, maturing March 2025.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings and the “Bank Term Funding Program” (BTFP). The BTFP was established by the Federal Reserve Bank to provide additional funding to eligible depository institutions to meet the needs of their depositors. At March 31, 2024, approximately $40.5 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window and the BTFP, of which there were zero overnight borrowings outstanding with the discount window and $27.0 million outstanding with the BTFP. At June 30, 2023, there were zero overnight borrowings outstanding with the discount window and zero outstanding with the BTFP.

At March 31, 2024, the BTFP consisted of a $2.0 million short-term borrowing at a stated rate of 4.8%, maturing in April 2024, and a $25.0 million long-term borrowing at a stated rate of 4.8%, maturing in January 2025.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for the Bank at March 31, 2024 and June 30, 2023.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At March 31, 2024, there were $19.9 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At March 31, 2024, there were $29.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

At March 31, 2024, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $199.2 million at March 31, 2024 from $183.3 million at June 30, 2023, resulting primarily from net income of $18.0 million and a decrease in accumulated other comprehensive loss of $991,000, partially offset by dividends declared and paid of $2.6 million and the day-one CECL adoption impact of $510,000.

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

Index
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and nine months ended March 31, 2024, the Company did not repurchase any shares.

Selected Equity Data:
	At March 31, 2024	At June 30, 2023
Shareholders’ equity to total assets, at end of period	6.94%	6.79%
Book value per share	$11.70	$10.76
Closing market price of common stock	$28.79	$29.80

	For the nine months ended March 31,
	2024	2023
Average shareholders’ equity to average assets	7.16%	6.48%
Dividend payout ratio[1]	22.64%	14.69%
Actual dividends paid to net income[2]	14.50%	6.76%

1 The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
2 Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, December 31, 2023 and March 31, 2024. Dividends declared during the three months ended June 30, 2022 and September 30, 2023 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2024 and 2023

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and nine months ended March 31, 2024 and 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances were based on daily averages. Average loan balances include nonperforming loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding balance	Interest earned / paid	Average yield / rate	Average Outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net[1]	$1,467,100	$18,063	4.92%	$1,400,351	$15,676	4.48%
Securities non-taxable	629,287	4,426	2.81	671,917	3,836	2.28
Securities taxable	414,311	2,682	2.59	405,648	2,091	2.06
Interest-bearing bank balances and federal funds	70,437	841	4.78	21,126	277	5.24
FHLB stock	2,136	59	11.05	3,760	53	5.64
Total interest-earning assets	2,583,271	26,071	4.04%	2,502,802	21,933	3.51%
Cash and due from banks	14,300			14,566
Allowance for credit losses on loans	(20,392)			(21,572)
Allowance for credit losses on securities held-to-maturity	(486)			-
Other noninterest-earning assets	101,311			96,057
Total assets	$2,678,004			$2,591,853

Interest-Bearing Liabilities:
Savings and money market deposits	$362,939	$422	0.47%	$458,036	$233	0.20%
NOW deposits	1,748,528	11,225	2.57	1,614,497	5,058	1.25
Certificates of deposit	124,542	1,297	4.17	51,308	268	2.09
Borrowings	80,730	832	4.12	103,373	1,148	4.44
Total interest-bearing liabilities	2,316,739	13,776	2.38%	2,227,214	6,707	1.20%
Noninterest-bearing deposits	134,675			165,208
Other noninterest-bearing liabilities	29,847			25,485
Shareholders' equity	196,743			173,946
Total liabilities and equity	$2,678,004			$2,591,853

Net interest income		$12,295			$15,226
Net interest rate spread			1.66%			2.31%
Net earnings assets	$266,532			$275,588
Net interest margin			1.90%			2.43%
Average interest-earning assets to average interest-bearing liabilities	111.50%			112.37%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Net interest income (GAAP)	$12,295	$15,226
Tax-equivalent adjustment(1)	1,897	1,400
Net interest income (fully taxable-equivalent)	$14,192	$16,626

Average interest-earning assets	$2,583,271	$2,502,802
Net interest margin (fully taxable-equivalent)	2.20%	2.66%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2024 and 2023, respectively.

Index
	Nine months ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding balance	Interest earned / paid	Average yield / rate	Average Outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net[1]	$1,448,636	$53,044	4.88%	$1,360,446	$43,859	4.30%
Securities non-taxable	631,016	13,050	2.76	684,541	10,417	2.03
Securities taxable	400,432	7,235	2.41	415,768	6,209	1.99
Interest-bearing bank balances and federal funds	74,168	2,862	5.15	15,892	473	3.97
FHLB stock	2,189	145	8.83	3,272	143	5.83
Total interest-earning assets	2,556,441	76,336	3.98%	2,479,919	61,101	3.29%
Cash and due from banks	12,673			13,077
Allowance for credit losses on loans	(20,207)			(22,334)
Allowance for credit losses on securities held-to-maturity	(492)			-
Other noninterest-earning assets	99,956			93,941
Total assets	$2,648,371			$2,564,603

Interest-Bearing Liabilities:
Savings and money market deposits	$376,317	$1,004	0.36%	$478,274	$642	0.18%
NOW deposits	1,730,371	31,876	2.46	1,565,536	9,846	0.84
Certificates of deposit	109,333	3,229	3.94	61,194	819	1.78
Borrowings	67,729	2,105	4.14	93,112	2,811	4.03
Total interest-bearing liabilities	2,283,750	38,214	2.23%	2,198,116	14,118	0.86%
Noninterest-bearing deposits	145,824			175,009
Other noninterest-bearing liabilities	29,231			25,253
Shareholders' equity	189,566			166,225
Total liabilities and equity	$2,648,371			$2,564,603

Net interest income		$38,122			$46,983
Net interest rate spread			1.75%			2.43%
Net earnings assets	$272,691			$281,803
Net interest margin			1.99%			2.53%
Average interest-earning assets to average interest-bearing liabilities	111.94%			112.82%

1Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2024	2023
Net interest income (GAAP)	$38,122	$46,983
Tax-equivalent adjustment(1)	5,051	3,808
Net interest income (fully taxable-equivalent)	$43,173	$50,791

Average interest-earning assets	$2,556,441	$2,479,919
Net interest margin (fully taxable-equivalent)	2.25%	2.73%

1Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2024 and 2023, respectively.

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

	Three months ended March 31, 2024 versus 2023			Nine months ended March 31, 2024 versus 2023
	Increase/(decrease) Due to		Total Increase/	Increase/(decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest Earning Assets:
Loans receivable, net[1]	$780	$1,607	$2,387	$2,981	$6,204	$9,185
Securities non-taxable	(255)	845	590	(868)	3,501	2,633
Securities taxable	45	546	591	(237)	1,263	1,026
Interest-bearing bank balances and federal funds	590	(26)	564	2,210	179	2,389
FHLB stock	(30)	36	6	(57)	59	2
Total interest-earning assets	1,130	3,008	4,138	4,029	11,206	15,235

Interest-Bearing Liabilities:
Savings and money market deposits	(57)	246	189	(163)	525	362
NOW deposits	449	5,718	6,167	1,140	20,890	22,030
Certificates of deposit	606	423	1,029	948	1,462	2,410
Borrowings	(238)	(78)	(316)	(781)	75	(706)
Total interest-bearing liabilities	760	6,309	7,069	1,144	22,952	24,096
Net change in net interest income	$370	$(3,301)	$(2,931)	$2,885	$(11,746)	$(8,861)

1 Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 0.88% from 1.25% for the three months ended March 31, 2024 and 2023, respectively, and decreased to 0.91% from 1.26% for the nine months ended March 31, 2024 and 2023, respectively. Annualized return on average equity decreased to 11.92% and 12.69% for the three and nine months ended March 31, 2024 as compared to 18.61% and 19.51% for the three and nine months ended March 31, 2023.  The decrease in return on average assets and return on average equity for the three and nine months ended March 31, 2024, was primarily the result of repricing deposits faster than management was able to repricing assets into the higher interest rate environment.  Net income amounted to $5.9 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2.2 million, or 27.6%, as compared to $18.0 million and $24.3 million for the nine months ended March 31, 2024 and 2023, respectively, a decrease of $6.3 million, or 25.8%. Average assets increased $86.2 million, or 3.3%, to $2.68 billion for the three months ended March 31, 2024 as compared to $2.59 billion for the three months ended March 31, 2023. Average equity increased $22.8 million, or 13.1%, to $196.7 million for the three months ended March 31, 2024 as compared to $173.9 million for the three months ended March 31, 2023. Average assets increased $83.8 million, or 3.3%, to $2.65 billion for the nine months ended March 31, 2024 as compared to $2.56 billion for the nine months ended March 31, 2023. Average equity increased $23.3 million, or 14.0%, to $189.6 million for the nine months ended March 31, 2024 as compared to $166.2 million for the nine months ended March 31, 2023.

INTEREST INCOME

Interest income amounted to $26.1 million for the three months ended March 31, 2024 as compared to $21.9 million for the three months ended March 31, 2023, an increase of $4.1 million, or 18.9%.  Interest income amounted to $76.3 million for the nine months ended March 31, 2024 as compared to $61.1 million for the nine months ended March 31, 2023, an increase of $15.2 million, or 24.9%. The increase in yields earned on loans and securities had the greatest impact on the increases in interest income when comparing the 2024 and 2023 periods. The average balances of loans also increased during the comparative periods contributing to higher interest income.

Index
Average loan balances increased $66.7 million and $88.2 million and the yield on loans increased 44 and 58 basis points when comparing the three and nine months ended March 31, 2024 and 2023, respectively. Average securities decreased $34.0 million and $68.9 million and the yield on such securities increased 18 and 61 basis points when comparing the three and nine months ended March 31, 2024 and 2023, respectively. Average interest-bearing bank balances and federal funds increased $49.3 million and $58.3 million and the yield decreased 46 basis points and increased 118 basis points when comparing the three and nine months ended March 31, 2024 and 2023, respectively.

INTEREST EXPENSE

Interest expense amounted to $13.8 million for the three months ended March 31, 2024 as compared to $6.7 million for the three months ended March 31, 2023, an increase of $7.1 million, or 105.4%. Interest expense amounted to $38.2 million for the nine months ended March 31, 2024 as compared to $14.1 million for the nine months ended March 31, 2023, an increase of $24.1 million, or 170.7%. The increases during the three and nine months ended March 31, 2024 were primarily due to the increases in the cost of funds on NOW deposits and insured cash sweep (“ICS”) deposits which had the greatest impact on interest expense reflecting higher market interest rates when comparing 2024 and 2023 the periods.

The cost of NOW deposits increased 132 and 162 basis points, the cost of certificates of deposit increased 208 and 216 basis points, and the cost of savings and money market deposits increased 27 and 18 basis points when comparing the three and nine months ended March 31, 2024 and 2023, respectively. The increase in the cost of interest-bearing liabilities was partly due to growth in the average balances of interest-bearing liabilities of $89.5 million and $85.6 million when comparing the three and nine months ended March 31, 2024 and 2023, respectively. This was due to an increase in NOW deposits of $134.0 million and $164.8 million and an increase in average certificates of deposits of $73.2 million and $48.1 million, partially offset by a decrease in average savings and money market deposits of $95.1 million and $102.0 million and a decrease in average borrowings of $22.6 million and $25.4 million when comparing the three and nine months ended March 31, 2024 and 2023, respectively. Yields on interest-earning assets and costs of interest-bearing deposits increased for the three and nine months ended March 31, 2024, as the Company continues to reprice assets and deposits into the higher interest rate environment.  The Company determines interest rates offered on deposit accounts based on current and future economic conditions, competition, liquidity needs and the asset-liability position of the Company, while growing the retention of relationships.

NET INTEREST INCOME

Net interest income decreased $2.9 million to $12.3 million for the three months ended March 31, 2024 from $15.2 million for the three months ended March 31, 2023. Net interest income decreased $8.9 million to $38.1 million for the nine months ended March 31, 2024 from $47.0 million for the nine months ended March 31, 2023. The decrease in net interest income was due to an increase in the average balance of interest-bearing liabilities, which increased $89.5 million and $85.6 million when comparing the three and nine months ended March 31, 2024 and 2023, respectively, and increases in rates paid on interest-bearing liabilities, which increased 118 and 137 basis points when comparing the three and nine months ended March 31, 2024 and 2023, respectively. The decrease in net interest income was partially offset by increases in the average balance of interest-earning assets, which increased $80.5 million and $76.5 million when comparing the three and nine months ended March 31, 2024 and 2023, respectively, and increases in average yields on interest-earning assets, which increased 53 and 69 basis points when comparing the three and nine months ended March 31, 2024 and 2023, respectively.

Net interest rate spread and margin both decreased when comparing the three and nine months ended March 31, 2024 and 2023. Net interest rate spread decreased 65 and 68 basis points to 1.66% and 1.75% for the three and nine months ended March 31, 2024, as compared to 2.31% and 2.43% for the three and nine months ended March 31, 2023, respectively. Net interest margin decreased 53 and 54 basis points to 1.90% and 1.99% for the three and nine months ended March 31, 2024, as compared to 2.43% and 2.53% for the three and nine months ended March 31, 2023, respectively. The decrease was due to the higher interest rate environment, which caused competitive pressure to increase rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on loans and securities, as they reprice at higher yields and the interest rates earned on new balances were higher than the low levels from the prior period.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.20% and 2.66% for the three months ended March 31, 2024 and 2023, respectively, and was 2.25% and 2.73% for the nine months ended March 31, 2024 and 2023, respectively.

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

Index
PROVISION FOR CREDIT LOSSES ON LOANS

Provision for credit losses on loans amounted to $277,000 for the three months ended March 31, 2024 and a benefit of $944,000 for the three month ended March 31, 2023. Provision for credit losses on loans amounted to $922,000 for the nine months ended March 31, 2024 and a benefit of $1.2 million for the nine months ended March 31, 2023. The loan provision for the nine months ended March 31, 2024 was primarily due to the growth in gross loans, offset by improvements in the economic forecasts. The allowance for credit losses on loans to total loans receivable was 1.38% at March 31, 2024 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023).

Loans classified as substandard and special mention totaled $51.6 million at March 31, 2024 and $41.9 million at June 30, 2023, an increase of $9.7 million. There were no loans classified as doubtful or loss at March 31, 2024 or June 30, 2023.

Net charge-offs on loans amounted to $204,000 and $190,000 for the three months ended March 31, 2024 and 2023, respectively, an increase of $14,000. Net charge-offs on loans totaled $420,000 and $407,000 for the nine months ended March 31, 2024 and 2023, respectively. There were no significant charge offs in any loan segment during the three and nine months ended March 31, 2024.

NONINTEREST INCOME

(In thousands)	For the three months ended March 31,		Change from prior year		For the nine months ended March 31,		Change from prior year
Noninterest income:	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Service charges on deposit accounts	$1,011	$1,132	$(121)	(10.69)%	$3,468	$3,583	$(115)	(3.21)%
Debit card fees	1,120	1,082	38	3.51	3,373	3,362	11	0.33
Investment services	265	213	52	24.41	714	591	123	20.81
E-commerce fees	24	26	(2)	(7.69)	83	81	2	2.47
Bank-owned life insurance	615	340	275	80.88	1,551	1,020	531	52.06
Net loss on available-for-sale securities	-	-	-	-	-	(251)	251	(100.00)
Other operating income	377	266	111	41.73	1,000	666	334	50.15
Total noninterest income	$3,412	$3,059	$353	11.54%	$10,189	$9,052	$1,137	12.56%

Noninterest income increased $353,000, or 11.5%, to $3.4 million for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023. Noninterest income increased $1.1 million, or 12.6%, to $10.2 million for the nine months ended March 31, 2024 compared to $9.1 million for the nine months ended March 31, 2023. The increase during the three and nine months ended March 31, 2024 was primarily due to an increase in fee income earned on customer interest rate swap contracts and income from bank owned life insurance.

NONINTEREST EXPENSE

(In thousands)	For the three months ended March 31,		Change from prior year		For the nine months ended March 31,		Change from prior year
Noninterest expense:	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$6,102	$6,193	$(91)	(1.47)%	$17,247	$17,070	$177	1.04%
Occupancy expense	688	617	71	11.51	1,818	1,654	164	9.92
Equipment and furniture expense	151	150	1	0.67	527	529	(2)	(0.38)
Service and data processing fees	661	674	(13)	(1.93)	1,866	2,040	(174)	(8.53)
Computer software, supplies and support	319	407	(88)	(21.62)	1,301	1,157	144	12.45
Advertising and promotion	122	115	7	6.09	321	336	(15)	(4.46)
FDIC insurance premiums	326	191	135	70.68	952	638	314	49.22
Legal and professional fees	319	507	(188)	(37.08)	1,119	2,655	(1,536)	(57.85)
Other	546	1,002	(456)	(45.51)	2,254	2,525	(271)	(10.73)
Total noninterest expense	$9,234	$9,856	$(622)	(6.31)%	$27,405	$28,604	$(1,199)	(4.19)%

Noninterest expense decreased $622,000, or 6.3%, to $9.2 million for the three months ended March 31, 2024 compared to $9.9 million for the three months ended March 31, 2023. Noninterest expense decreased $1.2 million, or 4.2%, to $27.4 million for the nine months ended March 31, 2024, compared to $28.6 million for the nine months ended March 31, 2023. The decrease during the three and nine months ended March 31, 2024 was primarily due to a decrease in legal and professional fees, and a benefit from reducing the reserve for unfunded loan commitments included in other expense, as compared to the three and nine months ended March 31, 2023. This was partially offset by the increase in FDIC insurance premiums as compared to the three and nine months ended March 31, 2023.

Index
INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 5.2% and 9.8% for the three and nine months ended March 31, 2024 and 13.7% and 15.0% for the three and nine months ended March 31, 2023. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, and income received on the bank owned life insurance, to arrive at the effective tax rate. The decrease in the current quarter’s effective tax rate primarily reflected a higher mix of tax-exempt income from municipal bonds, tax advantage loans and bank-owned life insurance in proportion to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and two other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2024, the Company had $255.8 million in cash and cash equivalents, representing 8.9% of total assets, and had $260.0 million available in unused lines of credit.

In response to liquidity concerns in the banking system, the Federal Reserve Board created the Bank Term Funding Program (BTFP). The program made additional funding available to eligible depository institutions to help assure the institutions can meet the needs of their depositors. Eligible institutions could obtain liquidity against a wide range of collateral. BTFP advances could be requested through March 11, 2024. As of March 31, 2024, the Company has $27.0 million outstanding through the BTFP.

In efforts to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) accepts brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 20% of total deposits, in the amount of $511.4 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

As of March 31, 2024, the overall brokered deposits balance amounted to $120.0 million, which was included in NOW deposits. As of June 30, 2023, the overall brokered deposit balance amounted to $60.0 million, which was included in certificates of deposits. The Company maintained an increased level of brokered deposits from several available sources as an alternative to borrowed funds, and uses the funds to support loan growth, overall liquidity and a higher cash position.

  At March 31, 2024, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	9.86%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	10.99%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	21.02%

The Company’s off-balance sheet credit exposures at March 31, 2024:

(In thousands)
Unfunded loan commitments	$108,186
Unused lines of credit	94,768
Standby letters of credit	429
Total commitments	$203,383

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

Index
The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at March 31, 2024 and June 30, 2023.
					To be well
			For capital		capitalized under
			adequacy		prompt corrective		Capital conservation
(Dollars in thousands)	Actual		purposes		action provisions		buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2024:

Total risk-based capital	$274,001	17.3%	$126,672	8.0%	$158,340	10.0%	9.31%	2.50%
Tier 1 risk-based capital	254,180	16.1	95,004	6.0	126,672	8.0	10.05	2.50
Common equity tier 1 capital	254,180	16.1	71,253	4.5	102,921	6.5	11.55	2.50
Tier 1 leverage ratio	254,180	9.4	108,168	4.0	135,210	5.0	5.40	2.50

As of June 30, 2023:

Total risk-based capital	$249,165	16.5%	$121,020	8.0%	$151,275	10.0%	8.47%	2.50%
Tier 1 risk-based capital	230,228	15.2	90,765	6.0	121,020	8.0	9.22	2.50
Common equity tier 1 capital	230,228	15.2	68,074	4.5	98,328	6.5	10.72	2.50
Tier 1 leverage ratio	230,228	8.7	106,141	4.0	132,676	5.0	4.68	2.50

Greene County Commercial Bank
As of March 31, 2024:

Total risk-based capital	$108,599	44.6%	$19,488	8.0%	$24,360	10.0%	36.58%	2.50%
Tier 1 risk-based capital	108,599	44.6	14,616	6.0	19,488	8.0	38.58	2.50
Common equity tier 1 capital	108,599	44.6	10,962	4.5	15,834	6.5	40.08	2.50
Tier 1 leverage ratio	108,599	8.9	48,571	4.0	60,714	5.0	4.94	2.50

As of June 30, 2023:

Total risk-based capital	$104,781	46.6%	$17,975	8.0%	$22,469	10.0%	38.63%	2.50%
Tier 1 risk-based capital	104,781	46.6	13,481	6.0	17,975	8.0	40.63	2.50
Common equity tier 1 capital	104,781	46.6	10,111	4.5	14,605	6.5	42.13	2.50
Tier 1 leverage ratio	104,781	9.1	45,958	4.0	57,447	5.0	5.12	2.50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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
There are no pending legal proceedings to which the Company is a party or which any of its property is the subject, other than ordinary litigation incidental to its banking business, none of which, in the opinion of management, is material to the Company’s consolidated operations or financial condition.

Item 1A.	Risk Factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable
b)	Not applicable
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date:May 10, 2024

By:/s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer

Date:May 10, 2024

By:/s/ Michelle M. Plummer

Michelle M. Plummer, CPA, CGMA
Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer