Form 10-K
period 2024-06-30
GREENE COUNTY BANCORP INC
filed 2024-09-06
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2024
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ___________________ to ______________________

Commission File Number: 0-25165

GREENE COUNTY BANCORP, INC.
(Name of registrant as specified in its Charter)

United States	14-1809721
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

302 Main Street, Catskill, New York	12414
(Address of Principal Executive Office)	(Zip Code)

(518) 943-2600
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock, $0.10 par value	GCBC	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒
As of December 31, 2023, there were 17,026,828 shares outstanding of the Registrant’s common stock of which 6,355,688 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $28.20 on December 31, 2023, the aggregate value of stock held by non-affiliates was $179,230,000.  As of September 5, 2024, there were 17,026,828 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index

PART I
ITEM 1.	Business

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of The Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter.  The Federal Reserve Board regulates Greene County Bancorp, MHC.  Greene County Bancorp, MHC owns 54.1% of the issued and outstanding common stock of Greene County Bancorp, Inc. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and The Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2024, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in The Bank of Greene County, cash and securities.  At June 30, 2024, 7,808,300 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 195,852 shares were held as Treasury stock and 9,218,528 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company.   Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

The Bank of Greene County's principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans.  In addition, The Bank of Greene County invests a significant portion of its assets in state and political subdivision securities and mortgage-backed securities.  The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and other types of securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts, debit card fee income, and bank owned life insurance income. The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues through Osaic Institutions, Inc., which allows the Bank to rebrand these alternative investment services as Greene Investment Services. The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and principal and interest payments on loans and securities.

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

Greene Risk Management, Inc.

Greene Risk Management, Inc. (“GRM”) was formed in December 2014 as a pooled captive insurance company subsidiary of Greene County Bancorp, Inc., incorporated in the State of Nevada.  During the fiscal year ended June 30, 2023, management determined to close down GRM due to proposed IRS regulations. The purpose of this company was to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. On June 21, 2023, GRM received a formal surrender of certificate of authority and voluntary withdrawal notice from the State of Nevada, Division of Insurance. The remaining liabilities were settled and assets transferred to Greene County Bancorp Inc., the parent of GRM as of June 28, 2023, and the corporation was formally liquidated under IRS Code 332 as of June 30, 2023.

Greene County Bancorp, Inc. and Subsidiaries
(In thousands)
Balance sheet data as of June 30, 2024:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$2,825,788	$2,389,222	$199,137	$206,000
The Bank of Greene County (consolidated)	2,824,607	2,411,691	149,456	233,757
Greene County Commercial Bank	1,091,800	1,044,336	-	96,954
Greene Property Holdings, Ltd.	687,879	-	-	687,879

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

Fully Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average interest-earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. While we present net interest income and net interest margin utilizing GAAP measures (no tax-equivalent adjustments) as a component of the tabular presentation within our disclosures, we do provide as supplemental information net interest income and net interest margin on a tax-equivalent basis.

Index
Market Area

The Company is a community bank offering a variety of financial services to meet the needs of the communities it serves.  At June 30, 2024, the Company operated 18 full-service banking offices, lending centers, an operations center, customer call center and a wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The primary market area the Company serves is the Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State.

As of 2023, the Greene County population was approximately 47,000, Columbia County was approximately 60,000, Albany County was approximately 317,000, Ulster County was approximately 182,000 and Rensselaer County was approximately 159,000. Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains.  Greene County has no concentrations of manufacturing industry.  Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area.  The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Albany County’s economy is dependent on state government, health care services and higher education.  Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology.  Columbia County’s major industry’s consists of tourism, health care and Columbia County is also a “bedroom” community for persons working in the Albany capital region. Rensselaer County’s major industries consists of health care services and higher education, located in close proximity to Albany County. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge.  As such, local employment is primarily within the services industry as well as government and health services.

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

The Company continues to utilize high quality underwriting standards in originating real estate loans.  As such, it does not engage in sub-prime lending or other exotic loan products.  When underwriting loans, primary emphasis is placed on the borrower’s financial condition, including the ability to generate cash flow to support the debt and other cash expenses. Additional consideration is given to the collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. Interest rates charged by the Company may vary with the degree of risk, type, size, complexity, repricing frequency, competition, and other relevant factors associated with the loan.  At the time of origination, appraisals are obtained to ensure an adequate loan-to-value ratio of the underlying collateral.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest or an event that would indicate a significant decline in the collateral value.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

Index
In an effort to manage the interest rate risk, the Company originates both fixed and adjustable rate loans for commercial, residential and consumer lending with 10, 15, and 20 year terms.  Currently, the only type of 30 year term loans offered, is the Bank’s first time homebuyer program, which offers a fixed rate loan, with a 30 year amortization.

The loan portfolio composition and loan maturity schedule are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Discussion regarding the credit quality of the loan portfolio is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 4, Loans and Allowance for Credit Losses on Loans, of this Annual Report.

Residential, Construction and Land Loans.  The Company's primary consumer lending activity is the origination of owner occupied residential mortgage loans collateralized by property located in the Company’s primary market area.  Residential mortgage loans refer to loans collateralized by one to four-family residences, both owner and non-owner occupied. Multi-family loans collateralized by 5 units or more, such as apartment buildings are originated through the commercial loan platform.  The Company originates residential mortgage loans with a maximum loan-to-value ratio of 85%, except for the first time homebuyer program which allows for a loan-to-value ratio of up to 90%.  During fiscal 2024 the Company purchased $17.4 million, of residential loans that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality. For the years ended June 30, 2024 and 2023, no residential mortgage loans were originated by the Company with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years however, the Company has been successful in marketing and originating such loans with 10, 15 and 20 year terms. The Company generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Company requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by the Company. Title insurance is not required on all refinanced mortgage loans, but is evaluated on a case by case basis.

At June 30, 2024, virtually all of the Company’s residential mortgage loans were underwritten to secondary market guidelines and accordingly, were eligible for sale in the secondary mortgage market.  However, generally the residential mortgage loans originated by the Company are retained in its portfolio and are not sold into the secondary mortgage market.  To the extent fixed-rate residential mortgage loans are retained by the Company, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

The Company currently offers residential mortgage loans with fixed and adjustable interest rates.  Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company’s competitors. Recently, the Company has been successful in marketing and originating adjustable rate loans and has a new focus on first time home buyer loans.  During the current fiscal year, there has been an increase in adjustable-rate mortgage loans, due to the higher interest rate environment. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.  The average length of time that the Company's residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

The Company's adjustable-rate mortgage (“ARM”) loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. Generally, the Company's ARM loans adjust annually after the initial fixed rate portion expires.  After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board.  The Company offers home equity line of credit ARM loans, with initial interest rates that are below market, referred to as “introductory rates,” however, in underwriting such loans, borrowers qualified at the full index rate.

ARM loans decrease the risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. The Company’s willingness and capacity to originate and hold in portfolio shorter-term fixed-rate residential mortgage loans has enabled it to expand customer relationships, where borrowers have generally preferred fixed-rate mortgage loans.  However, as noted above, to the extent the Company retains fixed rate residential mortgage loans in its portfolio, it is exposed to increases in market interest rates, since the yields earned on such fixed rate assets would remain fixed while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

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

The Company offers and originates non-owner occupied 1-4 family loans through the residential mortgage department. These loans are generally located in the Company’s primary market area. Pricing is increased and the advance rate or loan-to-value may be limited when compared to an owner occupied transaction.  Otherwise, the Company’s underwriting practices and the risks associated with these non-owner occupied 1-4 family loans do not differ substantially from that of owner occupied residential real estate mortgage loans as they are underwritten utilizing similar debt to income methodology, not solely relying on the cash flow of the collateralized property for repayment.

Commercial Real Estate Mortgages.  In recent years we have emphasized growing our commercial lending department and believe we have developed a strong team of lenders, credit and business development staff, resulting in our continued growth in these portfolios.  Multi-family, mixed-use properties, industrial-warehouse and other commercial properties collateralize the commercial real estate portfolio. The Company originates fixed and adjustable rate commercial real estate mortgage loans with standard terms ranging between 5 to 20 years. The bank can approve terms in excess of 20 years with elevated approval authority.

In underwriting commercial real estate mortgage loans, the Company reviews the expected net operating income generated by the real estate to ensure that it is generally at or above 120% of the amount of the monthly debt service. A lower coverage ratio can be approved for non-profits at 100% of the monthly debt service or loans with strong sponsorship or stable performance at 110% of debt service. We also review as a part of the underwriting process, the useful life and condition of the collateral, the financial resources and income level of the borrower and any guarantors, and the borrower’s business experience managing commercial real estate.  The Company generally requires personal guarantees on all commercial real estate mortgages, unless the properties are fully stabilized with strong cash flow coverage and collateral position.

The Company may require an environmental site assessment to be performed by an independent professional for commercial real estate mortgage loans.  It is also the Company’s policy to require hazard insurance on all commercial real estate mortgage loans.  In addition, the Company may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and flood insurance when applicable.  Any exceptions to the Company’s loan policies must be made in accordance with the limitations set out in each policy.  Typically, the exception authority ranges from the Chief Lending Officer to the Board of Directors, depending on the size and type of loan involved.

Loans collateralized by commercial real estate mortgages generally are larger than residential loans and involve a greater degree of risk. Commercial real estate mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, commercial real estate mortgage loans require active management, to monitor and evaluate performance during the life cycle of the loan.  In response to the current environment, the Company is monitoring the repricing risk of the portfolio through quarterly reporting. In addition, the individual loan is stress tested at origination and through the annual review process.

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

Index
Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. In addition, consumer loans expand the products and services offered by the Company to better meet the financial services needs of its customers.  Consumer loans generally are smaller in dollar amount and may involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

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

The Company offers fixed and adjustable rate home equity loans that are collateralized by the borrower’s residence.  Home equity loans are generally underwritten with terms not to exceed 25 years and with a loan to value ratio of 85% when combined with the principal balance of the existing first mortgage loan, when the Company holds the first mortgage. The Company appraises the property collateralizing the loan at the time of the loan application in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if the Company does not hold the first mortgage and these loans are underwritten with an increased interest rate and a lower maximum loan to value ratio of 65%.  The Company may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

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

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate mortgage lending. Commercial lending is generally considered to be cash flow and collateral based, with loan amounts based on fixed-rate loan-to-collateral values, and liquidation of the underlying collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of the Company.  Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer.  The Bank established an Officer's Loan Committee, which approves all residential loans and commercial loans greater than $2.5 million and up to $10.0 million. The Board of Directors approves loans that are greater than $10.0 million.

The Board annually approves independent appraisers used by the Company.  For larger loans, the Company may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans.  It is the Company’s policy to require hazard insurance on all loans secured by real estate collateral.

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

Participation Loans. The Company has formed relationships with other community banks within our region to participate in and participate out larger commercial loan relationships.  By entering a participation in or out agreement with another bank, the Company can obtain the loan relationship while limiting its exposure to credit loss or mitigate a large credit exposure by sharing it with a participant.  Management completes its due diligence review and underwriting of all participation loans as if it originated the transaction, and monitors the active servicing of all participation loans.

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

At June 30, 2024, the largest aggregate amount loaned by the Company to one borrower consisted of eleven commercial mortgages and commercial lines with an outstanding balance of $23.8 million. This loan relationship was performing in accordance with its repayment terms at June 30, 2024.

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

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2024, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's investment in state and political subdivisions securities, generally are municipal obligations that are general obligations supported by the taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.  The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company generally does not engage in any balance sheet derivative or hedging investment transactions, such as balance sheet interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2024 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Discussion related to the assessment of the portfolio for credit impairment is set forth in Part II, Item 8 Financial Statements and Supplementary Data, Note 1, Summary of significant accounting policies, and Note 3, Securities, of this Annual Report.

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

Mortgage-Backed and Asset-Backed Securities.  The Bank and its subsidiary Greene County Commercial Bank purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Company's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity.  Collateralized mortgage obligations (“CMOs”) as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages.  CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested principal at different rates.  The CMO bond may pay the investor at a different rate than the underlying mortgage pool.  Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing.  As a result there is no final lump-sum payment at maturity.  The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.

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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans.  In the case of the Company, there are no asset-backed securities in the portfolio at June 30, 2024.

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

Index
Deposit flows are influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The diversity of deposit accounts offered allows the Company to be competitive in obtaining funds and responding to changes in consumer demand.  Deposits are obtained predominantly from the areas in which the Company's branch offices are located.  The Company relies primarily on competitive pricing of its deposit products, customer service, and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.  The Company uses traditional means of advertising its deposit products, including radio, television, print and social media. While the Company accepts certificates of deposit in excess of $250,000, they are not subject to preferential rates. The Company does not actively solicit such deposits, as they are more difficult to retain than core deposits.

In efforts to enhance strong levels of liquidity and to fund loan demand, the Bank and the Commercial Bank (the “Banks”) accepts brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”).  Additionally, both Banks participate in the IntraFi Network, LLC (“IntraFi”) reciprocal (“two-way”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which function to assure full FDIC insurance for participating Bank customers.

The Commercial Bank’s purpose is to attract deposits from local municipalities.  The Commercial Bank had $1.0 billion in deposits at June 30, 2024.

Borrowed Funds.  The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Community Bankers Bank (“ACBB”), as well as three other depository institutions.  The Company may also obtain term borrowings from the FHLB and FRB. With the exception of the line of credit with ACBB, and the other depository institution, these borrowing arrangements are secured by mortgage loans, commercial loans or investment securities. The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts.  These letters of credit are secured by residential mortgage and commercial real estate loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.

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

Personnel

As of June 30, 2024, The Bank of Greene County had 189 full-time employees and 20 part-time employees.  Neither Greene County Bancorp, Inc., nor Greene County Commercial Bank has any employees who are not also employees of The Bank of Greene County.  A collective bargaining group does not represent the employees, and The Bank of Greene County considers its relationship with its employees to be good.

Diversity, Equality and Inclusion.  The Company believes diversity, equality and inclusion is critical to its growth and success.  The Company’s commitment to diversity, equality and inclusion starts with senior management, who works to ensure that diversity, equality and inclusion is integrated into the way the Company does business.  Meeting the diverse needs of our customers is key to the Company’s long-term success, and having a workforce with diverse backgrounds and experiences better helps our customers and communities that we serve to achieve their financial goals.

The Company has established a diversity, equality and inclusion group, which serves as a platform comprised of senior management and other bank employees to shape the strategy and actions of the Company’s diversity, equality and inclusion efforts.

Information

The Securities and Exchange Commission maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company. The Company makes available free of charge through the Bank’s website (www.tbogc.com) the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Index
Method of Accounting.  For federal income tax purposes, Greene County Bancorp, Inc., The Bank of Greene County, and Greene County Commercial Bank currently report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing consolidated federal income tax returns.

Taxable Distributions and Recapture.  At June 30, 2024, the Bank had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income.  Tier 1 capital is generally defined as common equity Tier 1 capital and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on equity securities available-for-sale with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on securities available-for-sale).  The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in their regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. On April 9, 2020, the FRB, the OCC, and the FDIC issued an interim final rule (“IFR”) to allow banking organizations to exclude from regulatory capital measures any exposures pledged as collateral for a non-recourse loan from the FRB.

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

Federal law requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” between 8% to 10%.  Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

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

Prompt Corrective Action.  Pursuant to Section 38 of the FDIA, the OCC is required to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. To be “well capitalized” an insured depository institution must  have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a common equity Tier 1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a common equity Tier 1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a common equity Tier 1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a common equity Tier 1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.

Index
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

At June 30, 2024, The Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2024, The Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2024 and 2023.

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

Index
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

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low and moderate income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

Privacy Standards.  The Bank is subject to FDIC regulations regarding the privacy protection provisions of the Gramm-Leach-Bliley Act and certain state laws containing consumer privacy protection provisions. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial notices that accurately reflect its privacy policies and practices, to make its privacy policies available to customers through its website, and to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2024, the Bank was in compliance with this requirement.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.  At June 30, 2024, the Bank was in compliance with these reserve requirements.

Other Regulations

•
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s operations are also subject to federal consumer financial statutes and the regulations promulgated thereunder including, but not limited to: Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Ownership and Equity Protection Act, governing consumers from predatory mortgage lending;
•
Home Mortgage Disclosure Act (“HMDA”), requiring financial institutions to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the annual percentage rate and the average prime offer rate for mortgage loans of a comparable type;

•	Equal Credit Opportunity Act (“ECOA”), prohibiting discrimination in connection with the extension of credit;
•	Fair Credit Reporting Act (“FCRA”), governing the use and provision of consumer information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the following, but not limited to:

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

•
The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act (“BSA”), and the Office of Foreign Assets Control (“OFAC”), regulations;

•
FCRA’s Red Flags Rule requires financial institutions with covered accounts to develop, implement and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity;

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

Waivers of Dividends by Greene County Bancorp, MHC.  Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.46 per share to be declared by the Company for the four quarters ending June 30, 2024. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2024, the Commercial Bank met the criteria for being considered “well-capitalized.”

Index
Federal Securities Laws

Greene County Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Greene County Bancorp, Inc. is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 1C.	Cybersecurity

Risk Management and Strategy Overall Process

The Company regards information and data as valuable assets. As a result, safeguards implemented protect corporate informational and data assets.  Associated and established technology resources maintain the integrity, availability, and privacy of confidential information of the respective assets.  Additionally, we maintain a similar risk-based approach to our third-party vendors including identifying and overseeing cybersecurity risks they present.

The Company employs comprehensive methodologies for risk assessment and diligently identifies and evaluates potential cybersecurity threats and vulnerabilities across our systems, networks and data assets. This process involves regular examinations of emerging threats, conducting penetration tests, vulnerability scanning and thorough analysis of industry-specific risks.

 The Company continues to expand investments in information technology security, including continuous end-user training, layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting.

The Company’s Information Security Officer and Chief Information Officer are responsible for completing additional mandatory training to understand the processes, procedures, and technical requirements for securing information assets across the Company.

The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware.  Cybersecurity threats that are identified and deemed material are escalated and communicated directly to the Incident Response Team, in collaboration with relevant information technology personnel, insurance providers, legal counsels and when necessary, external cybersecurity firms specializing in forensic investigations.

Index
The Company sets forth enterprise-wide coordinated responses to identified threats, ensuring timely mitigation and remediation, and facilitating awareness and communication. Tabletop exercises are held regularly at the senior and executive management levels, and annually at the Board of Directors level, to validate roles and responsibilities, and response protocols respective to cybersecurity threats.

Third-party Access

The Company has a fully integrated third-party risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Under the program, risk ratings are assigned to each of the vendors based on an assessment of the vendor and its access to networks, systems, and confidential information. An assessment is conducted on each vendor to identify and measure the risks from cybersecurity threats that could impact our customer’s data and our environment. Third parties that have access to our systems or customer data must have appropriate technical and organizational security measures and security control principles based on commercially acceptable security standards, and we require third parties in this class to agree by contract to manage their cybersecurity risks.

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended June 30, 2024. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has oversight responsibilities to ensure effective governance in managing these risks because it recognizes the significance of these threats to our operational integrity, shareholder and customer confidence and reputation.

Board of Directors Oversight

The Board is responsible for the oversight of cybersecurity risk management and is composed of members with expertise in risk management, technology, and finance, thereby equipping them to manage and prevent cybersecurity risks effectively.

Management’s Role in Managing Risk

The Chief Information Security Officer (“CISO”), and the Chief Information Officer (“CIO”), each play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide comprehensive briefings to both the Board and the Audit Committee as part of managements reporting. These briefings encompass a broad range of topics, including:
•	Current cybersecurity landscape and emerging threats;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Incident reports and issues identified from any cybersecurity events; and
•	Compliance with regulatory requirements and industry standards.

In addition to our regularly scheduled Board meetings, the CISO and the CIO regularly communicate regarding emerging or potential cybersecurity risks. They discuss any significant developments in the cybersecurity domain, which when reported to the Board, ensures the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Board closely reviews these reports of the Bank’s cybersecurity posture and the effectiveness of its risk management strategies prior to approval. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Cyber Risk Management Personnel

The CISO directly reports to the Chief Administrative Officer (“CAO”). The CISO and CAO meet regularly to discuss both internal and external cybersecurity risks and incidents. The CIO and CAO also regularly meet with the Chief Executive Officer (“CEO”) to update and discuss any cybersecurity risks and incidents affecting the Company. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company.  Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

Index
Primary responsibility for assessing and providing strategic direction to our cybersecurity program resides with our CISO.  The CISO experience includes prior leadership roles within the Company, where they developed an expert level of understanding of the intersection between financial regulations and cloud-based technologies. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. The CIO and CISO oversee our governance programs, work with our technology-focused leaders and partners to align security and compliance, and has developed our employee security awareness training program.

Monitoring Cybersecurity Incidents

The CIO and CISO utilize vendor relationships, the Financial Services Information Sharing and Analysis Center and various other internet based daily updates for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO provides structure for clear processes to ensure the regular monitoring of our information systems.  This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.  In the event of a cybersecurity incident, we believe we are equipped with a well-defined Incident Response Plan that is adequately resourced.  This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevent future incidents.

ITEM 2.	Properties

Greene County Bancorp, Inc. and The Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York.  The Bank of Greene County has a lending center, operations center, customer call center, and wealth management center, located in Catskill, New York, and a lending center located in Albany, New York.  At June 30, 2024, The Bank of Greene County conducted its business through 18 full-service banking offices.  The Company owns nine branch offices and lease nine branch offices located within Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. Greene County Commercial Bank conducts its business through the branch offices of The Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 15 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

ITEM 3.	Legal Proceedings

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

Greene County Bancorp, Inc.’s (the “Company’s”) common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”. As of September 5, 2024 the Company had 422 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 17,026,828 shares outstanding.  As of such date, Greene County Bancorp, MHC (the “MHC”), the Company’s mutual holding company, held 9,218,528 shares of common stock, or 54.1% of total shares outstanding.  Consequently, shareholders other than the MHC held 7,808,300 shares.

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations, financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of The Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.46 per share to be declared by the Company for the four quarters ending June 30, 2024. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

Index
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock.  Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At June 30, 2024, the Company had repurchased 48,800 shares. There were no repurchases during the fiscal year ended June 30, 2024.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements.  Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in this annual report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results.   The words “believe,” “may,” “will,” “intend,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements.  Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors that could affect actual results include but are not limited to:

(a)	changes in general market general interest rates,
(b)	changes in general economic conditions,
(c)	credit risk,
(d)	continued period of high inflation could adversely impact customers,
(e)	cybersecurity risks,
(f)	bank failures,
(g)	changes in general business and economic trends,
(h)	legislative and regulatory changes,
(i)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(j)	changes in the quality or composition of Greene County Bancorp, Inc.’s loan and investment portfolios,
(k)	deposit flows,
(l)	competition, and
(m)	demand for financial services in Greene County Bancorp, Inc.’s market area.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Index
Selected Financial Data

	At or for the years ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2022
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,825,788	$2,698,283	$2,571,740
Loans receivable, net of allowance for credit loss on loans	1,480,229	1,387,654	1,229,355
Securities available-for-sale, at fair value	350,001	281,133	408,062
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $483 at June 30, 2024(9)	690,354	726,363	761,852
Equity securities	328	306	273
Deposits	2,389,222	2,437,161	2,212,604
Borrowings	149,456	-	123,700
Shareholders' equity	206,000	183,283	157,714
AVERAGE BALANCES:
Total assets	2,660,947	2,580,849	2,366,070
Interest-earning assets	2,568,756	2,495,653	2,291,448
Loans receivable, net of allowance for credit loss on loans	1,435,122	1,349,538	1,123,201
Securities, net of allowance for credit loss on securities	1,037,023	1,086,294	1,066,189
Deposits	2,366,053	2,302,167	2,134,584
Borrowings	72,726	82,816	51,193
Shareholders' equity	192,515	169,837	156,098
SELECTED OPERATIONS DATA:
Total interest income	103,664	84,625	63,444
Total interest expense	52,685	23,407	5,439
Net interest income	50,979	61,218	58,005
Provision (benefit) for credit losses(9)	766	(1,071)	3,278
Net interest income after provision for credit losses(9)	50,213	62,289	54,727
Total noninterest income	13,908	12,146	12,137
Total noninterest expense	37,302	38,608	33,959
Income before provision for income taxes	26,819	35,827	32,905
Provision for income taxes	2,050	5,042	4,919
Net income	24,769	30,785	27,986
FINANCIAL RATIOS:
Return on average assets(1)	0.93%	1.19%	1.18%
Return on average shareholders’ equity(2)	12.87	18.13	17.93
Noninterest expenses to average total assets	1.40	1.50	1.44
Average interest-earning assets to average interest-bearing liabilities	111.77	112.73	114.57
Net interest rate spread(3)	1.75	2.33	2.50
Net interest margin(4)	1.98	2.45	2.53
Efficiency ratio(5)	57.49	52.63	48.41
Shareholders’ equity to total assets, at end of period	7.29	6.79	6.13
Average shareholders’ equity to average assets	7.23	6.58	6.60
Dividend payout ratio(6)	22.07	15.47	15.85
Actual dividends declared to net income(7)	13.08	7.12	9.41
Non-performing assets to total assets, at end of period	0.13	0.21	0.25
Non-performing loans to net loans, at end of period	0.25	0.39	0.51
Allowance for credit losses on loans to non-performing loans(9)	516.20	388.64	360.31
Allowance for credit losses on loans to total loans receivable(9)	1.28	1.51	1.82
Book value per share(8)	$12.10	$10.76	$9.26
Basic earnings per share	1.45	1.81	1.64
Diluted earnings per share	1.45	1.81	1.64
OTHER DATA:
Closing market price of common stock	$33.71	$29.80	$22.65
Number of full-service offices	18	18	17
Number of full-time equivalent employees	200	206	198

(1) Ratio of net income to average total assets.
(2) Ratio of net income to average shareholders’ equity.
(3) The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest income as a percentage of average interest-earning assets.
(5) Noninterest expense divided by the sum of net interest income and noninterest income.
(6) Dividends per share divided by basic earnings per share. This calculation does not take into account the waiver of dividends by Greene County Bancorp, MHC.
(7) Dividends declared divided by net income.
(8) Shareholders’ equity divided by outstanding shares.
(9) The Company adopted the CECL accounting standard effective July 1, 2023. For periods subsequent to adoption, the allowance is calculated under the CECL methodology. The periods prior to adoption, the allowance calculation was based on the incurred loss methodology.

Index
GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for The Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves.  Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.”  Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock.  The Bank of Greene County is a federally chartered savings bank.  The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities.  At June 30, 2024, The Bank of Greene County operated 18 full-service branches, an administration office, lending centers, an operations center, customer call center, and a wealth management center in New York’s Hudson Valley and Capital District Regions of New York State.  In June 2004, Greene County Commercial Bank (“Commercial Bank”) was opened for the limited purpose of providing financial services to local municipalities.  The Commercial Bank is a subsidiary of The Bank of Greene County, and is a New York State-chartered commercial bank.  In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Greene Properties Holding, Ltd. is a subsidiary of The Bank of Greene County.  Certain mortgages and notes held by The Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd.  The Bank of Greene County continues to service these loans.

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

Index
Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.  In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s financial condition or results of operations.

Critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1 to the consolidated financial statements of this Annual Report Form 10-K.  Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Changes in the national unemployment rate and national GDP could have a material impact on the model’s estimation of the allowance. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

Management’s methodology in determining the allowance for credit losses on loans and unfunded commitments can be found in Note 1 to the consolidated financial statements of this Annual Report Form 10-K.  The activity in the allowance for credit losses on loans and unfunded commitments is depicted in supporting tables in Note 4 to the consolidated financial statements of this Annual Report Form 10-K.

Management of Credit Risk

Management considers credit risk to be an important risk factor affecting the financial condition and operating results of the Company. The potential for loss associated with this risk factor is managed through a combination of policies approved by the Company’s Board of Directors, the monitoring of compliance with these policies, and the periodic reporting and evaluation of loans with problem characteristics. Policies relate to the maximum amount that can be granted to a single borrower and such borrower’s related interests, the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, loan-to-collateral value ratios, approval limits and other underwriting criteria. Policies also exist with respect to the rating of loans, determination of when loans should be placed on a non-performing status and the factors to be considered in establishing the Company’s allowance for credit losses.  Management also considers credit risk when evaluating potential and current holdings of securities.  Credit risk is a critical component in evaluating corporate debt securities.  The Company has purchased municipal securities as part of its strategy based on the fact that such securities can offer a higher tax-equivalent yield than other similar investments.

Index
FINANCIAL OVERVIEW

Net income for the year ended June 30, 2024 amounted to $24.8 million, or $1.45 per basic and diluted share, as compared to $30.8 million, or $1.81 per basic and diluted share, for the year ended June 30, 2023, a decrease of $6.0 million, or 19.5%.  The decrease in net income was due to an increase of $29.3 million in interest expense partially offset by an increase of $19.0 million in interest income. The provision for credit losses amounted to a charge of $766,000 for the year ended June 30, 2024 and a benefit of $1.1 million for the year ended June 30, 2023. Net interest income decreased $10.2 million when comparing the years ended June 30, 2024 and 2023.  The decrease in net interest income resulted from an increase in interest rates paid on interest-bearing liabilities outpacing the interest rates earned on interest-earning assets, offset by interest-earnings assets growing faster than interest-bearing liabilities when comparing the years ended June 30, 2024 and 2023. Growth in interest-earning assets was due to interest bearing bank balances and loans. Growth in loans was primarily in residential and commercial real estate.

Net interest rate spread and margin both decreased when comparing the years ended June 30, 2024 and 2023. Net interest rate spread decreased 58 basis points to 1.75% for the year ended June 30, 2024, compared to 2.33% for the year ended June 30, 2023. Net interest margin decreased 47 basis points to 1.98% for the year ended June 30, 2024, compared to 2.45% for the year ended June 30, 2023.  The decrease during the year ended June 30, 2024 was due to the higher interest rate environment, which caused competitive pressure to increase rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on securities and loans, as they repriced at higher yields and interest rates earned on new balances were higher than the low levels from the prior periods.

Total assets grew $127.5 million, or 4.7%, to $2.8 billion at June 30, 2024 as compared to $2.7 billion at June 30, 2023. Net loans increased $92.6 million, or 6.7%, to $1.5 billion at June 30, 2024 as compared to $1.4 billion at June 30, 2023. Securities classified as available-for-sale and held-to-maturity remained unchanged at $1.0 billion at June 30, 2024 and June 30, 2023. Deposits decreased $47.9 million, or 2.0%, to $2.39 billion at June 30, 2024 as compared to $2.44 billion at June 30, 2023.  Total shareholders’ equity increased to $206.0 million at June 30, 2024 from $183.3 million at June 30, 2023, resulting primarily from net income of $24.8 million and a decrease in accumulated other comprehensive loss of $1.7 million, partially offset by dividends declared and paid of $3.2 million and the day-one CECL adoption impact of $510,000.

Comparison of Financial Condition as of June 30, 2024 and 2023

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $6.0 million to $190.4 million at June 30, 2024 from $196.4 million at June 30, 2023. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. As of June 30, 2024, the Company believes it has maintained a strong liquidity position.

SECURITIES

Securities available-for-sale and held-to-maturity for the Company remained unchanged at $1.0 billion at June 30, 2024 and June 30, 2023. Securities purchases totaled $329.6 million during the year ended June 30, 2024 and consisted primarily of $245.1 million of state and political subdivision securities, $51.1 million of U.S. Treasury securities, $29.8 million of mortgage-backed securities and $3.6 million of corporate debt securities. Principal pay-downs and maturities during the year ended June 30, 2024 amounted to $297.8 million, primarily consisting of $240.4 million of state and political subdivision securities, $37.0 million of U.S. Treasury securities, $17.4 million of mortgage-backed securities, and $2.7 million of collateralized mortgage obligations.

The Company adopted ASU 2016-13 (CECL), including all subsequent amendments, as of July 1, 2023. For periods subsequent to adoption, the allowance for credit losses (ACL) is calculated under the CECL methodology and the resulting provision for credit losses includes expected credit losses on securities held-to-maturity. The periods prior to adoption did not have an allowance for credit losses under applicable Generally Accepted Accounting Principles (GAAP) for those periods.

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

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. At June 30, 2024, the ACL on securities held-to-maturity was $483,000.

The Company holds 59.7% of its securities portfolio at June 30, 2024 in state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Investment Maturity Schedule

The following table set forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at June 30, 2024. Weighted-average yields are an arithmetic computation of income not fully tax equivalent (“FTE”) adjusted divided by amortized cost.  Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments.  Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	1 Year or less		1-5 Years		5-10 Years		After 10 Years		Total
Securities available-for-sale:
U.S. Treasury securities	$24,789	5.40%	$18,235	1.22%	$-	-	$-	-	$43,024	3.63%
U.S. government sponsored enterprises	-	-	4,129	1.30%	8,913	1.31%	-	-	13,042	1.31%
State and political subdivisions	169,800	4.36%	42	1.89%	-	-	-	-	169,842	4.36%
MBS-residential	-	-	226	2.69%	1,862	2.52%	38,314	3.39%	40,402	3.35%
MBS-multi-family	-	-	9,914	2.34%	50,713	1.74%	29,634	1.85%	90,261	1.84%
Corporate debt securities	1,250	2.83%	16,858	3.10%	-	-	1,500	3.03%	19,608	3.08%
Total securities available-for-sale	$195,839	4.48%	$49,404	2.10%	$61,488	1.70%	$69,448	2.72%	$376,179	3.39%

Securities held-to-maturity:
U.S. Treasury securities	$7,987	2.11%	$15,798	1.37%	$-	-	$-	-	$23,785	1.62%
State and political subdivisions	48,995	2.35%	137,633	2.50%	149,383	2.26%	114,332	2.36%	450,343	2.37%
MBS-residential	-	-	198	3.26%	188	3.50%	47,647	3.60%	48,033	3.60%
MBS-multi-family	9,314	3.19%	53,260	2.53%	76,770	2.08%	4,019	2.25%	143,363	2.33%
Corporate debt securities	-	-	3,000	7.24%	21,782	5.11%	500	7.08%	25,282	5.40%
Other securities	10	8.27%	-	-	2	3.96%	19	4.58%	31	5.74%
Total securities held-to-maturity	$66,306	1.95%	$209,889	1.96%	$248,125	2.06%	$166,517	2.17%	$690,837	2.05%

LOANS

Net loans receivable increased $92.6 million, or 6.7%, to $1.5 billion at June 30, 2024 from $1.4 billion at June 30, 2023.  The loan growth experienced during the year ended consisted primarily of $54.3 million in commercial real estate loans, $26.7 million in residential real estate loans, $6.3 million in home equity loans, $3.3 million in commercial loans, and a $2.0 million decrease in the allowance for credit losses on loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products.  Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status.  Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
Loan Portfolio Composition

The following tables present the composition of the Company’s loan portfolio in dollar amounts and percentages as of the dates indicated.  The Company adopted ASU 2016-13 (CECL) effective July 1, 2023. Our loan segmentation has been redefined under CECL. Prior year loan tables are presented separately and loan segments presented may not align with how the Company assessed credit risk in the estimate for credit losses under CECL.

	June 30, 2024
(Dollars in thousands)	Amount	Percent
Residential real estate	$417,589	27.85%
Commercial real estate	936,640	62.46
Home equity	29,166	1.95
Consumer	4,771	0.32
Commercial	111,307	7.42
Total gross loans (1)(2)	$1,499,473	100.00%

(1)	Loan balances include net deferred fees/cost of ($42,000) at June 30, 2024.
(2)	Loan balances exclude accrued interest receivable of $6.2 million at June 30, 2024, which is included in accrued interest receivable in the consolidated statement of financial condition.

Set forth below is selected information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and allowances for losses) as of the dates indicated.

	At June 30,
	2023		2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$372,443	26.44%	$360,824	28.82%	$325,167	29.34%	$279,332	27.58%
Residential construction and land	19,072	1.35	15,298	1.22	10,185	0.92	11,847	1.17
Multi-family	66,496	4.72	63,822	5.10	41,951	3.78	25,104	2.48
Commercial real estate	693,436	49.22	595,635	47.57	472,887	42.66	381,415	37.67
Commercial construction	121,958	8.66	83,748	6.69	62,763	5.66	74,920	7.40
Home equity	22,752	1.61	17,877	1.43	18,285	1.65	22,106	2.18
Consumer installment(1)	4,612	0.33	4,512	0.36	4,942	0.45	4,817	0.48
Commercial loans	108,022	7.67	110,271	8.81	172,228	15.54	213,119	21.04
Total gross loans(2)	$1,408,791	100.00%	$1,251,987	100.00%	$1,108,408	100.00%	$1,012,660	100.00%

(1) Includes direct automobile loans (on both new and used automobiles) and personal loans.
(2) The Company adopted CECL July 1, 2023.

Index
The following table presents commercial real estate loans by concentrations:

	At June 30, 2024
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$32,311	3.5%
Mixed use real estate	30,425	3.2
Retail	18,471	2.0
Office building	18,419	2.0
Firehouse	13,827	1.5
Other	51,730	5.5
Total owner occupied	165,183	17.7

Non-owner occupied:
Multi-family	233,336	24.9
Construction	108,324	11.6
Retail plaza	88,254	9.4
Mixed use real estate	80,752	8.6
Motel/Hotel	60,221	6.4
Warehouse	56,571	6.0
Office building	55,586	5.9
Other	88,413	9.5
Total non-owner occupied	771,457	82.3
Total commercial real estate	$936,640	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 82.3% in non-owner occupied loans and 17.7% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral.  On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 55.4%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 50.5%, as of June 30, 2024.  The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of June 30, 2024, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans, at $233.3 million or 24.9% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area, and have historically performed well with strong credit metrics. As of June 30, 2024, the weighted average LTV was approximately 55.8% for the non-owner occupied multi-family loan segment.

As of June 30, 2024, non-owner occupied construction loans were $108.3 million or 11.6% of total commercial real estate loans.  Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects.  High volatility commercial real estate loan exposure totaled $1.1 million or 1.0% of the Company’s construction exposure. Construction loans are primarily comprised of approximately 35.5% mixed use real estate, 32.6% multi-family buildings and 13.1% pre-construction and land loans.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $55.6 million or 5.9% of total commercial real estate loans as of June 30, 2024. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of June 30, 2024, the weighted average LTV was approximately 64.8% for the non-owner occupied office loan segment.

Loan Maturity Schedule and Interest Rate Sensitivity

The following table sets forth certain information as of June 30, 2024 regarding the amount of loans maturing or re-pricing in the Company's portfolio.  Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature and fixed-rate loans are included in the period in which the final contractual repayment is due.  Lines of credit with no specified maturity date are included in the category “1 year or less.”

Index
(In thousands)	1 year or less	1-5 years	5-15 years	After 15 years	Total
Fixed rate:
Residential real estate	$3,459	$9,731	$147,781	$80,769	$241,740
Commercial real estate	35,000	33,454	186,094	8,952	263,500
Home equity	54	1,619	10,445	-	12,118
Consumer	477	3,741	413	-	4,631
Commercial	5,633	20,875	26,935	161	53,604
Total fixed rate loans	$44,623	$69,420	$371,668	$89,882	$575,593
Variable rate:
Residential real estate	$39,634	$51,617	$84,598	$-	$175,849
Commercial real estate	302,795	291,214	79,131	-	673,140
Home equity	17,048	-	-	-	17,048
Consumer	140	-	-	-	140
Commercial	41,344	5,198	11,161	-	57,703
Total variable rate loans	$400,961	$348,029	$174,890	$-	$923,880
Total loan portfolio	$445,584	$417,449	$546,558	$89,882	$1,499,473

Potential Problem Loans

Management continually identifies, analyzes and monitors the quality of the loan portfolio and has established a loan review process designed to help grading credit risk inherent in the commercial loan portfolio. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk.  Consistent with regulatory guidelines, the Company provides for the classification of loans and other assets considered being of lesser quality.  Such ratings coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions.  Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”  The components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits. For further discussion regarding how management determines when a loan should be classified, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this Annual Report.

Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due and still accruing, other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and nonperforming securities. Effective July 1, 2023, the Company concurrently adopted ASU 2016-13 and ASU 2022-02, which eliminated the troubled debt restructuring accounting guidance while providing for additional disclosures for loan modifications.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent.  A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and nonperforming loans specifically evaluated for individual credit loss is $250,000.  Foreclosed real estate represents property acquired through foreclosure and is vale lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty.  As of June 30, 2024 there were three loans being monitored under ASU 2022-02 with a total amortized basis of $4.1 million.

Index
Analysis of Non-accrual Loans and Non-performing Assets

The table below details additional information related to non-accrual loans at the date indicated:

(Dollars in thousands)	June 30, 2024
Non-accrual loans:
Residential real estate	$2,518
Commercial real estate	1,163
Home equity	47
Total non-accrual loans	$3,728

Total foreclosed real estate	-
Total non-performing assets	$3,728

Non-accrual loans to total loans	0.25%
Non-performing loans to total loans	0.25%
Non-performing assets to total assets	0.13%
Allowance for credit losses on loans to non-performing loans	516.20%
Allowance for credit losses on loans to non-accrual loans	516.20%

The following table relates to non-performing loans in prior periods.  Non-performing loans are summarized by loan segment which may not align with how the Company assessed credit risk in the estimate for credit losses under CECL.

	At June 30,
(Dollars in thousands)	2023	2022	2021	2020
Non-accrual loans:
Residential real estate	$2,747	$2,948	$1,324	$2,513
Residential construction and land	-	1	-	-
Multi-family	-	-	-	151
Commercial real estate	1,318	1,269	444	781
Home equity	54	188	237	319
Consumer installment	63	7	-	-
Commercial	1,276	1,904	296	313
Total non-accrual loans	5,458	6,317	2,301	4,077

Foreclosed real estate:
Residential real estate	-	68	64	-
Commercial loans	302	-	-	-
Total foreclosed real estate	302	68	64	-
Total non-performing assets	$5,760	$6,385	$2,365	$4,077

Troubled debt restructuring:
Non-performing (included above)	$2,691	$2,707	$354	$304
Performing (accruing and excluded above)	2,805	2,336	5,050	909

Non-accrual loans to total loans	0.39%	0.50%	0.21%	0.40%
Non-performing loans to total loans	0.39%	0.50%	0.21%	0.40%
Non-performing assets to total assets	0.21%	0.25%	0.11%	0.24%
Allowance for loan losses to non-performing loans	388.64%	360.31%	854.76%	402.04%
Allowance for loan losses to non-accrual loans	388.64%	360.31%	854.76%	402.04%

Index
Effective July 1, 2023, the Company began analyzing loans on an individual basis when management determined that the individual loan no longer exhibited risk characteristics consistent with the risk characteristics existing in its designated pool of loans, under the Company’s CECL methodology.  This differs from the definition of loans considered to be impaired as of June 30, 2023. Individually analyzed loans at June 30, 2024 totaled $1.4 million compared to impaired loans which totaled $10.3 million at June 30, 2023.
Non-performing assets amounted to $3.7 million at June 30, 2024 and $5.8 million at June 30, 2023, respectively.

Loans on non-accrual status totaled $3.7 million at June 30, 2024 of which there were four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on non-accrual status totaled $5.5 million at June 30, 2023 of which $2.0 million were in the process of foreclosure at that date.  At June 30, 2023, there were three residential real estate loans totaling $625,000 and two commercial real estate loan totaling $1.4 million in the process of foreclosure. Included in non-accrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

In addition to non-performing assets discussed above, the Company has identified potential problem loans classified as substandard or special mention, totaling $48.6 million at June 30, 2024 compared to $41.9 million at June 30, 2023, an increase of $6.7 million. During the year ended June 30, 2024, the Company downgraded 12 commercial and commercial real estate relationships from special mention to substandard, and downgraded 14 commercial and commercial real estate relationships from pass to special mention, due to the deterioration in the borrower cash flows and financial performance. This was offset by 14 commercial and commercial real estate relationships that were either upgraded, paid-off, or charged-off during the year ended June 30, 2024. Management continues to monitor classified loan relationships closely. No loans were classified as doubtful or loss at June 30, 2024 or 2023.

For additional details on non-performing loans, see the table in Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this Annual Report.

ALLOWANCE FOR CREDIT LOSSES

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

The ACL totaled $19.2 million at June 30, 2024, compared to $21.2 million at June 30, 2023 and $19.9 million at July 1, 2023. The ACL to total loans receivable was 1.28% at June 30, 2024 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023). The ACL as of June 30, 2024 decreased as compared to the July 1, 2023 day-one ACL, primarily attributable to a decrease in the reserve for individually evaluated loans due to improved credit risk, and a decrease in the modeled pooled reserve due to favorable economic forecasts as of June 30, 2024. This was partially offset by an increase in the ACL due to growth in gross loans as of June 30, 2024.

Index
Net charge-offs on loans totaled $1.4 million and $478,000 for the years ended June 30, 2024 and 2023, respectively. The increase in net charge-offs for the year ended June 30, 2024, was due to one commercial loan being charged-off, which was fully reserved for as an individually evaluated loan through the allowance for credit losses.

Analysis of Allowance for Credit Losses Activity

The following table set forth the activity and allocation of the allowance for credit losses on loans at June 30, 2024.  The Company adopted ASU 2016-13 (CECL) effective July 1, 2023.  Our loan segmentation has been redefined under CECL. Prior year loan tables are presented separately and loan segments presented may not align with how the Company assessed credit risk in the estimate for credit losses under CECL.

(Dollars in thousands)	At June 30, 2024
Balance at the beginning of the period	$21,212
Adoption of ASU No. 2016-13	(1,332)
Charge-offs:
Consumer	481
Commercial	1,152
Total charge-offs	1,633

Recoveries:
Commercial real estate	3
Consumer	142
Commercial	66
Total recoveries	211

Net charge-offs	1,422

Provision charged to operations	786
Balance at the end of the period	$19,244

Allowance for credit losses to total loans receivable	1.28%

Consumer net charge-offs to average loans	0.02%
Commercial loans net charge-offs to average loans	0.08%
Net charge-offs to average loans outstanding	0.10%
Net charge-offs to average assets	0.05%

Index
The following table set forth the activity and allocation of the allowance for loan losses by loan category in prior periods at the dates indicated under the incurred methodology.

	At or for the years ended June 30,
(Dollars in thousands)	2023	2022	2021	2020
Balance at the beginning of the period	$22,761	$19,668	$16,391	$13,200
Charge-offs:
Residential real estate	-	27	26	102
Commercial real estate	9	-	-	-
Consumer installment	535	454	309	459
Commercial loans	120	112	500	335
Total loans charged off	664	593	835	896

Recoveries:
Residential real estate	6	13	13	16
Commercial real estate	4	-	-	-
Consumer installment	141	115	124	130
Commercial loans	35	280	1	36
Total recoveries	186	408	138	182

Net charge-offs	478	185	697	714

Provisions (benefit) charged to operations	(1,071)	3,278	3,974	3,905
Balance at the end of the period	$21,212	$22,761	$19,668	$16,391

Allowance for loan losses to total loans receivable	1.51%	1.82%	1.77%	1.62%

Residential real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.01%
Commercial real estate net charge-offs to average loans outstanding	0.00%	-	-	-
Consumer installment net charge-offs to average loans outstanding	0.03%	0.03%	0.02%	0.04%
Commercial loans net charge-offs to average loans outstanding	0.01%	(0.01%)	0.05%	0.03%
Net charge-offs to average loans outstanding	0.04%	0.02%	0.07%	0.08%
Net charge-offs to average assets	0.02%	0.01%	0.04%	0.05%

Allocation of Allowance for Credit Losses

The following table sets forth the allocation of the allowance for credit losses by loan category at June 30, 2024. The Company adopted ASU 2016-13 (CECL) effective July 1, 2023.  Our loan segmentation has been redefined under CECL. Prior year loan tables are presented separately and loan segments presented may not align with how the Company assessed credit risk in the estimate for credit losses under CECL.

(Dollars in thousands)	At June 30, 2024
	Amount of allowance for credit loss	Percent of loans in each category to total loans
Residential real estate	$4,237	27.9%
Commercial real estate	12,218	62.5
Home equity	212	1.9
Consumer	500	0.3
Commercial	2,077	7.4
Totals	$19,244	100.0%

Index
The following table sets forth the allocation of the allowance for loan losses by loan category in prior periods at the dates indicated under the incurred methodology.

(Dollars in thousands)	At June 30,
	2023		2022		2021		2020
	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans	Amount of loan loss allowance	Percent of loans in each category to total loans
Residential real estate	$2,613	26.4%	$2,373	28.8%	$2,012	29.3%	$2,091	27.6%
Residential construction and land	181	1.4	141	1.2	106	0.9	141	1.2
Multi-family	197	4.7	119	5.1	186	3.8	176	2.5
Commercial real estate	13,020	49.2	16,221	47.6	13,049	42.7	8,634	37.6
Commercial construction	1,622	8.7	1,114	6.7	1,535	5.7	2,053	7.4
Home equity	46	1.6	89	1.4	165	1.6	295	2.2
Consumer installment	332	0.3	349	0.4	267	0.5	197	0.5
Commercial loans	3,201	7.7	2,355	8.8	2,348	15.5	2,804	21.0
Unallocated	-	-	-	-	-	-	-	-
Totals	$21,212	100.0%	$22,761	100.0%	$19,668	100.0%	$16,391	100.0%

The allowance for credit losses on unfunded commitments

The allowance for credit losses on unfunded commitments represents the amount held against credit exposures that are not represented on the consolidate balance sheets. The allowance is recognized as a liability, a component of other liabilities, with adjustments as an expense in other noninterest expense. The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation in unconditionally cancellable by the Company.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated contractual life. The Company considers the following segments of unfunded commitments exposure; home equity line of credits, commercial line of credits, consumer loans, the residential and commercial real estate loans committed but not closed and the unfunded portion of the construction loans. The probable funding amount by segment is multiplied by the respective reserve percentage calculated in the allowance for credit losses on loans to calculate a reserve on unfunded commitments.

The allowance for credit losses on unfunded commitments as of June 30, 2024 was $1.3 million.

For further discussion and detail regarding the Allowance for Credit Loss, please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4 Loans and Allowance for Credit Losses on Loans of this Annual Report. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

DERIVATIVES

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

The Company is exposed to credit loss equal to the fair value of the interest rate swaps, not the notional amount of the derivatives, in the event of nonperformance by the counterparty to the interest rate swap agreements.

The Company also participates in the credit exposure of certain interest rate swaps in which it participates in the related commercial loan. The Company receives an upfront fee for participating in the credit exposure of the interest rate swap and recognizes the fee to other operating income.  Under the terms of these risk participation agreements (“RPAs”), the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.

Index
RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  At June 30, 2024, the Company’s exposure was reduced due to participations-outs in the amount of $105,000, with a notional amount of $8.0 million. There were no participations-out at June 30, 2023.

RPAs in which the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The credit exposure associated with risk participations-ins was $276,000 and zero as of June 30, 2024 and June 30, 2023, respectively. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 4 to 13 years. At June 30, 2024 and June 30, 2023, the Company held RPAs with a notional amount of $112.3 million and $82.0 million, respectively.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $15.6 million and $15.0 million at June 30, 2024 and 2023, respectively.  Purchases totaled $1.5 million during the year ended June 30, 2024, consisting primarily of building improvements and equipment for a new lending center located in Albany, New York and a new office building located in Catskill, New York, and IT equipment.  Purchases totaled $1.5 million during the year ended June 30, 2023, consisting primarily of building improvements and equipment for a new branch located in East Greenbush, New York and a new office building located in Catskill, New York, and IT equipment.  Depreciation for the year ended June 30, 2024 totaled $928,000, compared to $871,000 for the year ended June 30, 2023.  There were no disposals of premises and equipment during the fiscal years ended June 30, 2024 and 2023.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets totaled $17.2 million at June 30, 2024, compared to $17.5 million at June 30, 2023, a decrease of $300,000.  The decrease was primarily due to a decrease of $545,000 in deferred taxes due to the decrease in unrealized losses on available for sale securities and a decrease of $137,000 in income tax receivable, offset by an increase of $430,000 in prepaid expenses.

Real estate acquired as a result of foreclosure, or in-substance foreclosure deed in lieu of foreclosure or in full or partial satisfaction of loans, is classified as foreclosed real estate (“FRE”) until such time as it is sold.  When real estate is classified as FRE, it is recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses.  Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur.  There were zero and $302,000 in FRE assets as of June 30, 2024 and 2023, respectively.

DEPOSITS

Deposits totaled $2.39 billion at June 30, 2024 and $2.44 billion at June 30, 2023, a decrease of $47.9 million, or 2.0%. The Company had zero and $60 million of brokered deposits, included in certificates of deposits, as of June 30, 2024 and 2023, respectively. The Company’s core deposit, net of brokered deposits, increased $12.1 million or 0.5%. NOW deposits increased $23.7 million, or 1.4%, certificates of deposits increased $10.4 million, or 8.1%, when comparing June 30, 2024 and June 30, 2023. Savings deposits decreased $46.7 million, or 15.6%, noninterest-bearing deposits decreased $33.6 million, or 21.1%, and money market deposits decreased $1.8 million, or 1.5%, when comparing June 30, 2024 and June 30, 2023.

The following table summarizes deposits by major categories:
	At June 30,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing deposits	$125,442	5.3%	$159,039	6.5%	$187,697	8.5%
Certificates of deposit	138,493	5.8	128,077	5.3	40,801	1.8
Savings deposits	252,362	10.6	299,038	12.3	343,731	15.5
Money market deposits	113,266	4.7	115,029	4.7	157,623	7.1
NOW deposits	1,759,659	73.6	1,735,978	71.2	1,482,752	67.0
Total deposits	$2,389,222	100.0%	$2,437,161	100.0%	$2,212,604	100.0%

Index
The following table summarizes deposits by depositor type:

	At June 30,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Business deposits	$462,716	19.4%	$487,477	20.0%	$437,489	19.8%
Retail deposits	882,170	36.9	856,079	35.1	874,758	39.5
Municipal deposits	1,044,336	43.7	1,033,605	42.4	893,114	40.4
Brokered deposits	-	-	60,000	2.5	7,243	0.3
Total deposits	$2,389,222	100.0%	$2,437,161	100.0%	$2,212,604	100.0%

The Company’s deposit base and liquidity position continues to be strong, and the deposit base is well diversified across segments to meet the transactional and investment needs of our customers. Municipal deposits are primarily from local New York State government entities, such as counties, cities, villages and towns, as well as school districts and fire departments. There is a seasonal component to municipal deposits levels associated with annual tax collections and fiscal spending patterns. In general, municipal balances increase at the end of the first and third quarters of our fiscal year. Municipal deposits above the FDIC insured limit are required to be collateralized by irrevocable municipal letters of credits issued by the Federal Home Loan Bank, municipal bonds, US Treasuries or government agency securities. Additionally, the Company offers large retail, business and municipal customers the ability to enhance FDIC insurance coverage, by electing to participate their deposit balance into a national deposit network.

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

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:
	At June 30,
(Dollars in thousands)	2024	2023	2022
Estimated amount of uninsured for the Bank of Greene County	$358,851	$368,566	$328,352
Estimated amount of uninsured for Greene County Commercial Bank(1)	931,731	941,634	858,015
Uninsured deposits, per regulatory requirements	$1,290,582	$1,310,200	$1,186,367

(1)All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	At June 30, 2024
Uninsured deposits, per regulatory requirements	$1,290,582
Less: Affiliate deposits	(40,844)
Collateralized deposits	(931,731)
Uninsured deposits, after exclusions	$318,007

Immediately available liquidity(1)	$369,723
Uninsured deposits coverage	116.3%

(1)
Reflects $190.4 million of cash and cash equivalents, $157.6 million and $21.7 million of remaining borrowing capacity from the Federal Home Loan Bank and the Federal Reserve Bank, as of June 30, 2024, respectively.

Uninsured deposits after exclusions, represents 13.3% of total deposits as of June 30, 2024. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

Index
The following table presents the maturity distribution of certificates of deposits of $250,000 or more:

(Dollars in thousands)	At June 30, 2024
Portion of certificates of deposits in excess of insurance limits	$38,396

Certificates of deposits otherwise uninsured with a maturity of:
Within three months	$7,863
After three but within six months	13,471
After six but within twelve months	915
Over twelve months	3,397

The amount of certificates of deposit by time remaining to maturity as of June 30, 2024 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Annual Report.

BORROWINGS

Borrowings for the Company amounted to $199.1 million at June 30, 2024 compared to $49.5 million at June 30, 2023, an increase of $149.6 million. At June 30, 2024, borrowings included $115.3 million of overnight borrowings with the Federal Home Loan Bank of New York (“FHLB”), $49.7 million of Fixed-to-Floating Rate Subordinated Notes, $25.0 million in the Bank Term Funding Program with the Federal Reserve Bank, and $9.2 million of long-term borrowings with the FHLB.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2024, there were $19.9 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At June 30, 2024, there were $29.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The Company’s borrowing agreements and additional borrowing capacity are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Annual Report.

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $31.4 million at June 30, 2024, compared to $28.3 million at June 30, 2023, an increase of $3.1 million.  The change was primarily due to an increase of $1.8 million in employee benefit plans, including short-term incentive plans and supplemental executive retirement plans and an increase of $1.3 million in accrued expenses for reserve liability accounts related to unfunded loan commitments. This was partially offset by a decrease of $136,000 in federal and state taxes payable when comparing the year ended June 30, 2024 to June 30, 2023.

For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock-Based Compensation of this Annual Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $206.0 million at June 30, 2024 from $183.3 million at June 30, 2023, resulting primarily from net income of $24.8 million and a decrease in accumulated other comprehensive loss of $1.7 million, partially offset by dividends declared and paid of $3.2 million and the day-one CECL adoption impact of $510,000.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2024, the Company had repurchased a total of 48,000 shares of the 400,000 shares authorized by the repurchase program. The Company did not repurchase any shares during the year ended June 30, 2024.

Index
Selected Equity Data:	At June 30,
	2024	2023
Shareholders’ equity to total assets, at end of period	7.29%	6.79%
Book value per share(1)	$12.10	$10.76
Closing market price of common stock(1)	$33.71	$29.80

	For the years ended June 30,
	2024	2023
Average shareholders’ equity to average assets	7.23%	6.58%
Dividend payout ratio(1)	22.07%	15.47%
Actual dividends paid to net income(2)	13.08%	7.12%

 (1) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made to account for dividends waived by Greene County Bancorp, MHC (“MHC”), the Company’s majority shareholder, owning 54.1% of the shares outstanding.
(2) Dividends declared divided by net income.  The MHC waived its right to receive dividends declared during the three months ended, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024. Dividends declared during the three months ended September 30, 2023 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2024 and 2023

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2024 and 2023.  For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates.  No tax equivalent adjustments were made.  Average balances are based on daily averages.  Average loan balances include non-performing loans.  The loan yields are calculated net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal years ended June 30,
		2024			2023
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ rate
Interest-earning Assets:
Loans receivable, net(1)	$1,455,235	$71,540	4.92%	$1,371,653	$60,049	4.38%
Securities non-taxable	630,317	17,594	2.79	672,877	14,385	2.14
Securities taxable	407,199	10,312	2.53	413,417	8,384	2.03
Interest-earning bank balances and federal funds	73,775	4,023	5.45	34,816	1,592	4.57
FHLB stock	2,230	195	8.74	2,890	215	7.44
Total interest-earning assets	2,568,756	103,664	4.04%	2,495,653	84,625	3.39%
Cash and due from banks	12,322			12,684
Allowance for credit losses on loans(2)	(20,113)			(22,115)
Allowance for credit losses on securities held-to-maturity(2)	(493)			-
Other noninterest-earning assets	100,475			94,627
Total assets	$2,660,947			$2,580,849

Interest-Bearing Liabilities:
Savings and money market deposits	$373,688	$1,466	0.39%	$464,988	$929	0.20%
NOW deposits	1,737,165	43,617	2.51	1,596,832	17,516	1.10
Certificates of deposit	114,705	4,631	4.04	69,279	1,610	2.32
Borrowings	72,726	2,971	4.09	82,816	3,352	4.05
Total interest-bearing liabilities	2,298,284	52,685	2.29%	2,213,915	23,407	1.06%
Noninterest-bearing deposits	140,495			171,068
Other noninterest-bearing liabilities	29,653			26,029
Shareholders' equity	192,515			169,837
Total liabilities and equity	$2,660,947			$2,580,849

Net interest income		$50,979			$61,218
Net interest rate spread			1.75%			2.33%
Net earnings assets	$270,472			$281,738
Net interest margin			1.98%			2.45%
Average interest-earning assets to average interest-bearing liabilities	111.77%			112.73%

 (1) Calculated net of deferred loan fees and costs, loan discounts, and loans in process.
(2) Effective July 1, 2023, the allowance calculation is based upon the CECL methodology.  Prior to July 1, 2023, the allowance calculation was based upon the incurred loss methodology.

Index
The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin
	For the years ended June 30,
(Dollars in thousands)	2024	2023
Net interest income (GAAP)	$50,979	$61,218
Tax-equivalent adjustment(1)	6,791	5,258
Net interest income fully taxable-equivalent basis (non-GAAP)	$57,770	$66,476

Average interest-earning assets (GAAP)	$2,568,756	$2,495,653
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.25%	2.66%

 (1) Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes, and 4.44% for New York State income taxes for the years ended June 30, 2024 and 2023.

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
(In thousands)	Years ended June 30,
	2024 versus 2023			2023 versus 2022
	Increase/(decrease) Due to		Total increase/ (decrease)	Increase/(decrease) Due to		Total increase/ (decrease)

	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable, net(1)	$3,801	$7,690	$11,491	$9,808	$3,116	$12,924
Securities non-taxable	(955)	4,164	3,209	306	4,562	4,868
Securities taxable	(127)	2,055	1,928	(5)	1,794	1,789
Interest-bearing bank balances and federal funds	2,074	357	2,431	(138)	1,573	1,435
FHLB stock	(54)	34	(20)	75	90	165
Total interest-earning assets	4,739	14,300	19,039	10,046	11,135	21,181

Interest-bearing liabilities:
Savings and money market deposits	(211)	748	537	(4)	174	170
NOW deposits	1,675	24,426	26,101	281	14,801	15,082
Certificates of deposit	1,418	1,603	3,021	458	869	1,327
Borrowings	(414)	33	(381)	1,271	118	1,389
Total interest-bearing liabilities	2,468	26,810	29,278	2,006	15,962	17,968
Net change in net interest income	$2,271	$(12,510)	$(10,239)	$8,040	$(4,827)	$3,213

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

As the above table shows, net interest income for the fiscal year ended June 30, 2024 has been affected most significantly by the increase in the volume of loans and the increase in rates on all interest-earning assets. This was partially offset by an increase in volume and rate of interest-bearing liabilities. Net interest rate spread decreased 58 basis points to 1.75% for the year ended June 30, 2024 compared to 2.33% for the year ended June 30, 2023. Net interest margin decreased 47 basis points to 1.98% for the year ended June 30, 2024 compared to 2.45% for the year ended June 30, 2023.  The decrease during the year ended June 30, 2024 was due to the higher interest rate environment, which caused competitive pressure to increase rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on securities and loans, as they reprice at higher yields and the interest rates earned on new balances were higher than the low levels from the prior periods.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2024 amounted to $103.7 million as compared to $84.6 million for the year ended June 30, 2023, an increase of $19.0 million, or 22.5%.  The increase in rate on interest-earning assets had the greatest impact on interest income when comparing the years ended June 30, 2024 and 2023.   Interest income is derived from loans, securities and other interest-earning assets.  Total average interest-earning assets increased to $2.6 billion for the year ended June 30, 2024 as compared to $2.5 billion for the year ended June 30, 2023, an increase of $73.1 million, or 2.9%. The yield earned on such assets increased 65 basis points to 4.04% for the year ended June 30, 2024 as compared to 3.39% for the year ended June 30, 2023.

Interest income earned on loans increased to $71.5 million for the year ended June 30, 2024 as compared to $60.0 million for the year ended June 30, 2023.  Average loans outstanding increased $83.6 million, or 6.1%, to $1.5 billion for the year ended June 30, 2024 as compared to $1.4 billion for the year ended June 30, 2023. The yield on such loans increased 54 basis points to 4.92% for the year ended June 30, 2024 as compared to 4.38% for the year ended June 30, 2023. At June 30, 2024, approximately 61.6% of the loan portfolio was adjustable rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $27.9 million for the year ended June 30, 2024 as compared to $22.8 million for the year ended June 30, 2023.  The average balance of securities remained at $1.1 billion for the years ended June 30, 2024 and 2023. The average yield on securities non-taxable increased 65 basis points to 2.79% for the year ended June 30, 2024 as compared to 2.14% for the year ended June 30, 2023.  The average yield on securities taxable increased 50 basis points to 2.53% for the year ended June 30, 2024 as compared to 2.03% for the year ended June 30, 2023.  No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-bearing bank balances amounted to $4.0 million for the year ended June 30, 2024 as compared to $1.6 million for the year ended June 30, 2023.  The average balance of federal funds and interest-bearing bank balances increased $39.0 million, or 111.9% to $73.8 million for the year ended June 30, 2024 as compared to $34.8 million for the year ended June 30, 2023.  Dividends on FHLB stock decreased to $195,000 for the year ended June 30, 2024 as compared to $215,000 for the year ended June 30, 2023.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2024 amounted to $52.7 million as compared to $23.4 million for the year ended June 30, 2023, an increase of $29.3 million.  The increase in rate on interest-bearing liabilities had the greatest impact on interest expense when comparing the years ended June 30, 2024 and 2023. The rate paid on interest-bearing liabilities increased 123 basis points to 2.29% for the year ended June 30, 2024 compared to 1.06% for the year ended June 30, 2023.  Total average interest-bearing liabilities increased to $2.3 billion for the year ended June 30, 2024 as compared to $2.2 billion for the year ended June 30, 2023, an increase of $84.4 million, or 3.8%.  The majority of the increase related to NOW accounts, primarily resulting from growth in new deposit relationships within our business and municipal accounts.

Interest expense paid on savings and money market accounts amounted to $1.5 million for the year ended June 30, 2024 as compared to $929,000 for the year ended June 30, 2023, an increase of $537,000, or 19.6%. The average rate paid on savings and money market accounts increased 19 basis points to 0.39% for the year ended June 30, 2024 as compared to 0.20% for the year ended June 30, 2023.  The average balance of savings and money market accounts decreased by $91.3 million to $373.7 million for the year ended June 30, 2024 as compared to $465.0 million for the year ended June 30, 2023.

Interest expense paid on NOW accounts amounted to $43.6 million for the year ended June 30, 2024 as compared to $17.5 million for the year ended June 30, 2023, an increase of $26.1 million.  The average rate paid on NOW accounts increased 141 basis points to 2.51% for the year ended June 30, 2024 as compared to 1.10% for the year ended June 30, 2023.  The average balance of NOW accounts increased $140.3 million to $1.7 billion for the year ended June 30, 2024 as compared to $1.6 billion for the year ended June 30, 2023.

Interest expense paid on certificates of deposit amounted to $4.6 million for the year ended June 30, 2024 as compared to $1.6 million for the year ended June 30, 2023, an increase of $3.0 million.  The average rate paid on certificates of deposit increased 172 basis points to 4.04% for the year ended June 30, 2024 as compared to 2.32% for the year ended June 30, 2023.  The average balance on certificates increased $45.4 million to $114.7 million for the year ended June 30, 2024 as compared to $69.3 million for the year ended June 30, 2023.

Interest expense on borrowings amounted to $3.0 million for the year ended June 30, 2024 as compared to $3.4 million for the year ended June 30, 2023, as the average balance of borrowings decreased $10.1 million to $72.7 million for the year ended June 30, 2024 as compared to $82.8 million for the year ended June 30, 2023. The average rate paid on borrowings increased 4 basis points to 4.09% from 4.05% during the period.

Index
PROVISION FOR CREDIT LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses on loans amounted to a charge of $786,000 for the year ended June 30, 2024 and a benefit of $1.1 million for the year ended June 30, 2023. The loan provision for the year ended June 30, 2024 was primarily due to the growth in gross loans, partially offset by improvement in the economic forecasts. The allowance for credit losses on loans to total loans receivable was 1.28% at June 30, 2024 compared to 1.51% at June 30, 2023 and 1.42% at day-one CECL adoption (July 1, 2023).

For additional details relating to the allocation of the provision for credit losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this report.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from prior year
	2024	2023	Amount	Percent
Service charges on deposit accounts	$4,640	$4,713	$(73)	(1.5%)
Debit card fees	4,438	4,512	(74)	(1.6)
Investment services	1,157	781	376	48.1
E-commerce fees	116	110	6	5.5
Bank owned life insurance	2,183	1,369	814	59.5
Net loss on sale of securities available-for-sale	-	(251)	251	(100.0)
Other operating income	1,374	912	462	50.7
Total noninterest income	$13,908	$12,146	$1,762	14.5%

Noninterest income increased $1.8 million, or 14.5%, to $13.9 million for the year ended June 30, 2024 compared to $12.1 million for the year ended June 30, 2023. The increase during the year ended June 30, 2024 was primarily due to an increase in fee income earned on customer interest rate swap contracts, investment services income and income from bank owned life insurance (“BOLI”).  During the quarter ended December 31, 2023, the Company restructured $23.0 million of BOLI contracts, by surrendering and simultaneously purchasing new higher-yielding policies, which resulted in $814,000 of additional noninterest income.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from prior year
	2024	2023	Amount	Percent
Salaries and employee benefits	$23,836	$23,418	$418	1.8%
Occupancy expense	2,446	2,333	113	4.8
Equipment and furniture expense	710	699	11	1.6
Service and data processing fees	2,386	2,869	(483)	(16.8)
Computer software, supplies and support	1,577	1,653	(76)	(4.6)
Advertising and promotion	445	498	(53)	(10.6)
FDIC insurance premiums	1,289	1,085	204	18.8
Legal and professional fees	1,516	3,024	(1,508)	(49.9)
Other	3,097	3,029	68	2.2
Total noninterest expense	$37,302	$38,608	$(1,306)	(3.4%)

Noninterest expense decreased $1.3 million, or 3.4%, to $37.3 million for the year ended June 30, 2024 compared to $38.6 million for the year ended June 30, 2023.  The decrease during the year ended June 30, 2024 was primarily due to a decrease in legal and professional fees due to non-recurring litigation expenses during the year ended June 30, 2023. This was partially offset by an increase in salaries and employee benefits due to new positions created during the period to support the Company’s continued growth.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements.  The effective tax rate was 7.6% and 14.1% for the years ended June 30, 2024 and 2023, respectively.  The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income and income received on the bank owned life insurance to arrive at the effective tax rate. The decrease in the current quarter’s effective tax rate primarily reflects historic preservation tax credits received on the Company’s new wealth management center, located at 345 Main Street, in Catskill New York. The wealth management center was originally built in 1910 and is located in Catskill’s historic district. The decrease in the current year’s effective tax rate primarily reflected a higher mix of tax-exempt income from municipal bonds, tax advantage loans, historic preservation tax credits and bank-owned life insurance in proportion to pre-tax income.

Index
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

The Company’s most liquid assets are cash and cash equivalent accounts.  The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.  At June 30, 2024, cash and cash equivalents totaled $190.4 million, or 6.7% of total assets.

The Company’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities.  Loan originations exceeded repayments by $90.7 million and $157.9 million and purchases of securities totaled $329.6 million and $212.0 million for the years ended June 30, 2024 and 2023, respectively.  These activities were funded primarily through deposit growth, and principal payments on loans and securities, and borrowings.  Loan sales did not provide an additional source of liquidity during the years ended June 30, 2024 and 2023, as the Company originated loans for retention in its portfolio.

In response to liquidity concerns in the banking system, the Federal Reserve Board created the Bank Term Funding Program (BTFP).  The program made additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. As of June 30, 2024, the Company has $25.0 million outstanding through the BTFP.

In efforts to enhance strong levels of liquidity and to fund strong loan demand, the Bank and Commercial Bank (the “Banks”) accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $716.8 million based on policy. Additionally, the Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company monitors its liquidity position on a daily basis.  Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York.  In the event the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to The Bank of Greene County.  During the year ended June 30, 2024, The Bank of Greene County’s maximum borrowing from the FHLB reached $372.1 million.  As of the year ended June 30, 2024, there were $199.1 million of borrowings outstanding with the FHLB. The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank.  These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

At June 30, 2024, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	7.50%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	8.43%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	19.04%

Off-balance sheet arrangements. In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. The Company is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, commitments to fund new loans, interest rate swaps, and risk participation agreements. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. The Company records such instruments when funded. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2024, are not necessarily indicative of future cash requirements.

Index
The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2024 and 2023:

(In thousands)	2024	2023
Unfunded loan commitments	$107,966	$124,498
Unused lines of credit	99,176	94,898
Standby letters of credit	754	179
Total commitments	$207,896	$219,575

The Company anticipates that it will have sufficient funds available to meet current loan commitments and other funding needs based on the level of cash and cash equivalents and borrowing capacity.  Certificates of deposit scheduled to mature in one year or less from June 30, 2024 totaled $127.8 million.  Based upon the Company’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon The Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts above the FDIC insured limit.  These letters of credit are secured by residential and commercial real estate mortgage loans.  The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.  There were $90.0 million in municipal letters of credit outstanding at June 30, 2024.

Capital Resources.  The Company and the Bank considers current needs and future growth, with the sources of capital being the retention of earnings, less dividends paid, and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations. As a result of the consistent earnings throughout the fiscal year, the Company did not push down any additional capital to The Bank of Greene County during the fiscal years ended June 30, 2024 and June 30, 2023.  At June 30, 2024 and 2023, The Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 18. Regulatory Matters of this Annual Report.  Shareholders’ equity represented 7.3% and 6.8% of total consolidated assets at June 30, 2024 and 2023, respectively.

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

Interest Rate Risk.  While the Company’s loan portfolio is subject to risks associated with the local economy, the Company’s most significant form of market risk is interest rate risk because most of the Company’s assets and liabilities are sensitive to changes in market prices and interest rates. Market risk is the risk of loss from adverse changes in market prices and rates.  Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. The Company’s assets consist primarily of mortgage loans, which have longer maturities than the Company’s liabilities, which consist primarily of deposits.  The Company generally does not engage in any balance sheet derivative-based hedging transactions, such as balance sheet interest rate swaps and caps.  Due to the complex nature and additional risk often associated with derivative hedging transactions, such as counterparty risk, it is the Company’s policy to continue its strategy of mitigating interest rate risk through balance sheet composition. The Company’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Company’s assets and liabilities in the context of various interest rate scenarios.  Tools used to evaluate and manage interest rate risk include measuring net interest income sensitivity (“NII”), economic value of equity (“EVE”) sensitivity and GAP analysis.  These standard interest rate risk measures are described more fully below. Factors beyond management’s control, such as market interest rates and competition, also have an impact on interest income and interest expense.

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

EVE Analysis.  Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents the Company’s EVE.  The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of June 30, 2024.  Assumptions made by the Company relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2024. Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category.  The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate.  The EVE at “Par” represents the difference between the Company’s estimated value of assets and value of liabilities assuming no change in interest rates.

Index
The following sets forth the Company’s EVE as of June 30, 2024.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change from par	% Change from par	EVE Ratio(1)	Change(2)
+300 bp	$208,413	$(89,336)	(30.00)%	8.25%	(264	)bp
+200 bp	240,142	(57,607)	(19.35)	9.27	(162)
+100 bp	271,966	(25,783)	(8.66)	10.22	(67)
PAR	297,749	-	-	10.89	-
-100 bp	316,184	18,435	6.19	11.26	37
-200 bp	332,390	34,641	11.63	11.54	65

(1) Calculated as the estimated EVE divided by the present value of total assets.
(2) Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

In the current higher interest rate environment, EVE sensitivity has increased across the industry, as loans and investments were originated and purchased during the historically low rate environment and, as a result the loans and investments have lost market value. EVE sensitivity may continue to increase if rates were to continue to rise, resulting in loans and investments losing further market value. As investments and loans mature, and the funds are reinvested at higher interest rates, the EVE sensitivity should improve. The Company’s EVE modeling projects that as of the reporting date and in response to instantaneous rate increases and decreases, the EVE remains within the Company’s policy limits. This contemplates instantaneous rate shocks, and would result from the increase in interest rates and the impact it has on the assets and the short-term nature of the Company’s liabilities. Management will continue to monitor the EVE sensitivity and take corrective action, when applicable.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.”  An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2024, the Company’s cumulative one-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one year and three years and interest-bearing liabilities maturing or repricing within one year and three years, as a percentage of total interest-earning assets were positive 16.03% and 10.69% respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Nick Barzee
Donald E. Gibson	Nick Barzee
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2024, expressed an unqualified opinion.

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

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of July 1, 2023.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Index
Critical Audit Matters (Continued)
Allowance for Credit Losses – Loans Collectively Evaluated for Impairment

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of July 1, 2023 as described in Notes 1 and 4 of the consolidated financial statements. See also explanatory paragraph above. The ASU requires the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The Company disclosed the impact of adoption of this standard on July 1, 2023 with a $1.3 million decrease to the allowance for credit losses on loans, a $503,000 increase to the allowance for credit losses on investment securities held-to-maturity, a $1.5 million increase to the allowance for credit losses on unfunded commitment exposures, and a $510,000, net of tax effect, decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending June 30, 2024 was $766,000 and the allowance for credit losses as of June 30, 2024 was $19.73 million.

The Company’s methodology for estimating the allowance for credit losses on loans employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components: pooling loans into portfolio segments for loans that share similar risk characteristics and identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

For the Company’s material pooled loan portfolio segments, which are collectively evaluated for impairment, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates economic factors. The model utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s evaluation of various conditions. Management’s evaluation of these factors includes a weighted rate and risk range category assigned to each factor. The weighted rates and risk range categories vary between loan segments.

We identified auditing the ACL on loans collectively evaluated for impairment as a critical audit matter because the methodology to determine the estimate for credit losses significantly changed upon adoption of ASC 326, including the application of new accounting policies, the use of subjective judgments for both the quantitative and qualitative calculations and overall changes made to the loss estimation models. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:
•	Testing the design and operating effectiveness of controls over the evaluation of the ACL on loans collectively evaluated for impairment, including controls addressing:
•	Data inputs, judgments and calculations used to determine the qualitative loss factors.
•	Problem loan identification and delinquency monitoring.
•	Management’s evaluation of qualitative loss factors.
•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:
•	Evaluating the appropriateness of the Company’s accounting policies, judgments and elections involved in the adoption of ASC 326.
•	Testing the mathematical accuracy of the ACL calculation.
•	Testing the relevance and reliability of the data used in the qualitative allocation.
•
Evaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Pittsford, New York
September 6, 2024

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 6, 2024, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Pittsford, New York
September 6, 2024

Index

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2024 and 2023
(In thousands, except share and per share amounts)

ASSETS	2024	2023
Cash and due from banks	$13,897	$15,305
Interest-bearing deposits	176,498	181,140
Total cash and cash equivalents	190,395	196,445

Long-term certificates of deposit	2,831	4,576
Securities available-for-sale, at fair value	350,001	281,133
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $483 at June 30, 2024	690,354	726,363
Equity securities, at fair value	328	306
Federal Home Loan Bank stock, at cost	7,296	1,682

Loans receivable	1,499,473	1,408,866
Allowance for credit losses on loans(1)	(19,244)	(21,212)
Net loans receivable	1,480,229	1,387,654

Premises and equipment, net	15,606	15,028
Bank-owned life insurance	57,249	55,063
Accrued interest receivable	14,269	12,249
Foreclosed real estate	-	302
Prepaid expenses and other assets	17,230	17,482
Total assets	$2,825,788	$2,698,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest bearing deposits	$125,442	$159,039
Interest bearing deposits	2,263,780	2,278,122
Total deposits	2,389,222	2,437,161

Borrowings, short-term	115,300	-
Borrowings, long-term	34,156	-
Subordinated notes payable, net	49,681	49,495
Accrued expenses and other liabilities	31,429	28,344
Total liabilities	2,619,788	2,515,000

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at June 30, 2024 and June 30, 2023 Outstanding – 17,026,828 shares at June 30, 2024 and June 30, 2023	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	214,740	193,721
Accumulated other comprehensive loss	(19,710)	(21,408)
Treasury stock, at cost 195,852 shares at June 30, 2024 and June 30, 2023	(908)	(908)
Total shareholders’ equity	206,000	183,283
Total liabilities and shareholders’ equity	$2,825,788	$2,698,283

(1)	Effective July 1, 2023, the allowance calculation is based upon the CECL methodology. Prior to July 1, 2023, the allowance calculation was based upon the incurred loss methodology.

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2024 and 2023
(In thousands, except share and per share amounts)

	2024	2023
Interest income:
Loans	$71,540	$60,049
Investment securities - tax exempt	17,594	14,385
Investment securities - taxable	10,507	8,599
Interest-bearing deposits and federal funds sold	4,023	1,592
Total interest income	103,664	84,625

Interest expense:
Interest on deposits	49,714	20,055
Interest on borrowings	2,971	3,352
Total interest expense	52,685	23,407

Net interest income	50,979	61,218
Provision for credit losses(1)	766	(1,071)
Net interest income after provision for credit losses(1)	50,213	62,289

Noninterest income:
Service charges on deposit accounts	4,640	4,713
Debit card fees	4,438	4,512
Investment services	1,157	781
E-commerce fees	116	110
Bank-owned life insurance	2,183	1,369
Net loss on sale of securities available-for-sale	-	(251)
Other operating income	1,374	912
Total noninterest income	13,908	12,146

Noninterest expense:
Salaries and employee benefits	23,836	23,418
Occupancy expense	2,446	2,333
Equipment and furniture expense	710	699
Service and data processing fees	2,386	2,869
Computer software, supplies and support	1,577	1,653
Advertising and promotion	445	498
FDIC insurance premiums	1,289	1,085
Legal and professional fees	1,516	3,024
Other	3,097	3,029
Total noninterest expense	37,302	38,608

Income before provision for income taxes	26,819	35,827
Provision for income taxes	2,050	5,042
Net income	$24,769	$30,785

Basic earnings per share	$1.45	$1.81
Basic average shares outstanding	17,026,828	17,026,828
Diluted earnings per share	$1.45	$1.81
Diluted average shares outstanding	17,026,828	17,026,828
Dividends per share	$0.32	$0.28

(1)	Effective July 1, 2023, the allowance calculation is based upon the CECL methodology. Prior to July 1, 2023, the allowance calculation was based upon the incurred loss methodology.

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2024 and 2023
(In thousands)

	2024	2023
Net Income	$24,769	$30,785

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale, gross	1,842	(4,708)
Tax effect	493	(1,261)
Unrealized holding gains (losses) on securities available-for-sale, net	1,349	(3,447)

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	-	251
Tax effect	-	67
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	-	184

Pension actuarial gain, gross	399	218
Tax effect	107	58
Pension actuarial gain, net	292	160

Amortization of pension actuarial losses recognized in salaries and benefits, gross	77	106
Tax effect	20	28
Amortization of pension actuarial losses recognized in salaries and benefits, net	57	78

Total other comprehensive income (loss), net of taxes	1,698	(3,025)

Comprehensive income	$26,467	$27,760

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2024 and 2023
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2022	$1,722	$10,156	$165,127	$(18,383)	$(908)	$157,714
Dividends declared			(2,191)			(2,191)
Net income			30,785			30,785
Other comprehensive loss, net of taxes				(3,025)		(3,025)
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(3,240)			(3,240)
Net income			24,769			24,769
Other comprehensive income, net of taxes				1,698		1,698
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2024 and 2023
(In thousands)

	2024	2023
Cash flows from operating activities:
Net Income	$24,769	$30,785
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	928	871
Deferred income tax benefit	(74)	(149)
Net amortization of investment premiums and discounts	297	2,418
Net amortization of deferred loan costs and fees	392	259
Amortization of subordinated debt issuance costs	186	185
Provision for credit losses	766	(1,071)
Bank-owned life insurance income	(2,183)	(1,369)
Net loss on sale of securities available-for-sale	-	251
Net gain on equity securities	(22)	(33)
Net (gain) loss on sale of foreclosed real estate	(60)	26
Net increase (decrease) in accrued income taxes	322	(1,121)
Net increase in accrued interest receivable	(2,020)	(3,332)
Net (increase) decrease in prepaid expenses and other assets	(430)	133
Net increase in accrued expenses and other liabilities	2,037	256
Net cash provided by operating activities	24,908	28,109

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	182,232	262,884
Proceeds from sale of securities	-	1,675
Purchases of securities	(279,953)	(154,365)
Proceeds from principal payments on securities	31,162	11,205
Securities held-to-maturity:
Proceeds from maturities	68,423	70,275
Purchases of securities	(49,633)	(57,596)
Proceeds from principal payments on securities	15,987	21,236
Net (purchase) redemption of Federal Home Loan Bank Stock	(5,614)	5,121
Purchase of long-term certificate of deposit	-	(1,225)
Maturity of long-term certificate of deposit	1,730	735
Surrender of bank owned life insurance	23,100	-
Purchase of bank owned life insurance	(23,104)	-
Net increase in loans receivable	(92,421)	(157,949)
Proceeds from sale of foreclosed real estate	362	202
Purchases of premises and equipment	(1,506)	(1,537)
Net cash (used in) provided by investing activities	(129,235)	661

Cash flows from financing activities:
Net increase (decrease) in short-term advances	115,300	(123,700)
Proceeds from long-term advances	34,156	-
Payment of cash dividends	(3,240)	(2,191)
Net (decrease) increase in deposits	(47,939)	224,557
Net cash provided by financing activities	98,277	98,666
Net (decrease) increase in cash and cash equivalents	(6,050)	127,436
Cash and cash equivalents at beginning of year	196,445	69,009
Cash and cash equivalents at end of year	$190,395	$196,445

Non-cash investing activities:
Foreclosed loans transferred to other real estate	$-	$462
Cash paid during period for:
Interest	$52,070	$23,074
Income taxes	$1,802	$6,312

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
Note 1.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include the accounts of Greene County Bancorp, Inc. (the “Company”) and its subsidiaries, The Bank of Greene County (the “Bank”), and the Bank’s subsidiaries Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd.  All material inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At June 30, 2024, the Company operated 18 full-service banking offices, lending centers, an operations center, customer call center, and a wealth management center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

Greene Risk Management, Inc. (GRM”) was formed in December 2014 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada. During the fiscal year ended June 30, 2023, management determined to close down GRM due to proposed IRS regulations. The purpose of this company was to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. On June 21, 2023, GRM received a formal surrender of certificate of authority and voluntary withdrawal notice from the State of Nevada, Division of Insurance. The remaining liabilities were settled and assets transferred to Greene County Bancorp Inc., the parent of GRM as of June 28, 2023, and the corporation was formally liquidated under IRS Code 332 as of June 30, 2023.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  During the years ended June 30, 2024 and 2023, the Bank elected to utilize the IRS DBLA test and satisfied the requirements of this test.

Segment Reporting

The Company’s operations are primarily in the community banking industry. The Company operates in the geographical regions of the Hudson Valley and Capital District Regions of New York State. The core banking segment provides revenues by attracting deposits from the general public and municipalities, and using such funds to originate retail and commercial loans, primarily in the Company’s local markets, and to invest in securities. The Company has no reportable operating segments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits at other financial institutions, and overnight federal funds sold.

Securities

The Company has classified its investments in debt securities as either available-for-sale or held-to-maturity and equity securities.  Securities available-for-sale are reported at fair value, with net unrealized gains and losses reflected in the accumulated other comprehensive loss component of shareholders’ equity, net of applicable income taxes.  Securities held-to-maturity are those debt securities which management has the intent and the ability to hold to maturity and are reported at amortized cost.  Equity securities are recorded at fair value, with net unrealized gains and losses recognized in income. The Company does not have trading securities in its portfolio.

Realized gains or losses on security transactions are reported in earnings and computed using the specific identification cost basis.  Fair values of securities are based on quoted market prices, where available.  Valuation of securities is further described in Note 17, Fair Value Measurements and Fair Value of Financial Instruments, of this Annual Report.  Amortization of bond premiums and accretion of bond discounts are amortized over the expected life of the securities using the interest method.  Dividend and interest income are recognized when collected.

Allowance for Credit Losses on Securities Held-to-Maturity (“HTM”)

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

Expected losses are calculated on a pooled basis using a probability of default/loss given default (PD/LGD) model, based on historical credit loss data from a reliable source. Management utilizes municipal and corporate default and loss rates which provides decades of data across all municipal and corporate sectors and geographies. Management may exercise discretion to make adjustments based on environmental factors. The model calculates the expected loss for each security over the contractual life. If the risk of a held-to-maturity debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration.

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

Index
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

Loans

Loans are stated at their amortized basis, which is the amount of unpaid principal balance net of deferred loan origination fees and costs.  An accounting policy election was made to exclude accrued interest receivable from the amortized cost basis of loans. Interest on loans is accrued and credited to income based upon the principal amount outstanding.  Unearned discount or premium on installment loans is recognized as income or expense over the term of the loan, principally using a method that approximates the effective yield method.  Nonrefundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method.

Income Recognition on Non-performing and Non-accrual loans

The Company generally places a loan, on nonaccrual status when principal and interest is delinquent for  90 days or more.  Any unpaid interest previously accrued on these loans is reversed from income.  When a loan is specifically determined to be non-performing, collection of interest and principal are generally applied as a reduction to principal outstanding until the collection of the remaining balance is reasonably assured.  Interest income on all nonaccrual loans is recognized on a cash basis.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective July 1, 2023, the Company adopted ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings (TDR) and Vintage Disclosures, which superseded existing TDR measurement and disclosures, and added additional disclosure requirements related to modifications made on loans to borrowers experiencing financial difficulty.  Under prior guidance, a TDR was deemed to have occurred when the Company modified a loan to a borrower experiencing financial difficulty, and where a concession was made by the Company.

Consistent with ASU 2022-02, the Company now evaluates loan modifications to borrowers experiencing financial difficulty on the basis and extent of their direct impact on contractual cash flows.  Modifications under this guidance include interest rate reductions, payment delays, term extensions, or a combination thereof.

Once a loan modification is determined to meet the afore-mentioned criteria, a determination is made as to whether the modification represents the continuation of an existing loan, or a new loan, in accordance with ASC 310-20-35-9 through 11. The Company considers a loan modification to represent the establishment of a new loan if the resulting terms are at least as favorable to the Company as the terms made to other borrowers with similar risk profiles.  If a modification is determined to represent a new loan, all unamortized deferred fees and costs are to be recognized through interest income at the time the modification is granted.  Modifications that do not meet this criteria shall be considered a continuation of an existing loan, and all unamortized deferred fees and costs will be carried forward as part of the modified loan’s basis.

Allowance for Credit Losses on Loans

The Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), “including all subsequent amendments,” approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance is a valuation account that is deducted from, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and amounts expected to be charged-off.

Index
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

The loan portfolio is segmented based on the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. Management developed the following segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined as needed to ensure loans of similar risk profiles are appropriately pooled: residential real estate, commercial real estate, home equity, consumer, and commercial loans.

Residential real estate- Residential mortgage and residential construction loans are generally secured by primary liens on the borrower’s residential property. Repayment is primarily dependent on the borrowers’ primary source of income.  Significant risk factors include localized economic conditions that may impact the collateralized property’s value, as well employment prospects for borrowers,, regulatory risks specific to housing that may inhibit the Company’s ability to pursue means of repayment, and the accuracy of the estimate of the property’s value at the completion of construction.

Commercial real estate- Commercial mortgage and commercial construction loans generally are secured by property either occupied and maintained by the borrower or non-owner occupied, rented to a third party tenant and managed by the borrower.. Repayment cash flow includes rental income from the property, cash flows from the operation of the borrower’s and tenant businesses, and other income sources from the borrower. Significant risks factors include the borrower’s ability to attract and maintain tenants, the borrower’s industry, the successful operation of the borrower’s and tenant businesses, and the accuracy of the estimate of the property’s value at the completion of construction and estimated cost and duration of construction.

Home equity- Retail loans that are generally secured by secondary lien positions on 1-4 family residential real estate.  Repayment sources primarily rely on the borrowers’ primary source of income, and are determined based on the borrower’s equity position in the collateralized property.  Default risks are greater, as a borrower is likely to prioritize payments on any outstanding indebtedness on the primary lien position.  Additionally, home equity loans are exposed to greater market risk in the event of foreclosure and therefore are more sensitive to changes in underlying collateral valuations. To mitigate this risk the Company, generally does not underwrite terms exceeded 25 years with a loan to value of 85% when the Company holds the first mortgage.  If the Company does not hold the first mortgage, these loans are underwritten with an increases interest rate and a lower maximum loan to value ratio of 65%.

Consumer- Retail loans generally consisting of direct loans on new and used automobiles, personal loans that are secured or unsecured, and other consumer installment loans, consisting of passbook loans, unsecured home improvement loans and recreational vehicle loans. Repayment is primarily dependent on borrowers’ primary income source. Economic conditions, as well as specific personal skill sets, can influence a borrower’s ability to maintain adequate employment to finance these loans.

Commercial- Commercial purpose loans that are generally secured by the assets other than real estate of borrowers businesses.  Repayment is primarily the successful operation of the borrower’s business. Business assets may have significant variations in collateral values, and the value that may be realized by the Company, should the need to liquidate arise.  Commercial loans are generally underwritten for terms not to exceed 20 years and depend primarily on the creditworthiness and cash flow of the borrower and any guarantors.

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

Index
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

Foreclosed Real Estate (“FRE”)

Foreclosed real estate consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans.  FRE is recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses.  Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur.

Premises and Equipment

Land is carried at cost, while buildings, equipment, leasehold improvements and furniture are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets, which range from 15 to 50 years for buildings and from 3 to 10 years for equipment and furniture.   Amortization of leasehold improvements and leased equipment is recognized using the straight-line method over the shorter of the lease term or the estimated life of the asset.  Maintenance and repairs are typically charged to expense when incurred.  Gains and losses from sales or other dispositions of premises and equipment are included in consolidated results of operations.

Leases

Leases are classified as operating or finance leases.  Lease right-of-use (“ROU”) assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using the Company’s incremental borrowing rate.  Operating lease ROU assets are recorded in prepaid expenses and other assets while operating lease liabilities are recorded in other liabilities.  The Company has not entered into any finance leases. Options to renew or terminate the lease are recognized as part of ROU assets and liabilities when it is reasonably certain the options will be exercised.  The Company has lease agreements that contain both lease and non-lease components, such as maintenance costs, which are accounted for separately.  Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments for real estate taxes, insurance, maintenance and utilities which are generally based on a pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred.  In addition, the Company does not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less, which are also expensed as incurred.

Index
Bank Owned Life Insurance

The Company has purchased bank-owned life insurance (“BOLI”) as an investment vehicle, on certain current and former officers and executive officers. BOLI is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in non-interest income.

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock.  From time to time, the Company may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to the Company’s earnings per share, book value per share and general market and economic factors.  On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2024, the Company had repurchased a total of 48,800 shares of the 400,000 shares authorized by the repurchase program.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no impairment charge was recorded during the years ended June 30, 2024 and 2023.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606 does not apply to the majority of the Company’s revenue-generating transactions, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated statements of income as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following is a summary of revenues subject to ASC 606 for the years ended June 30, 2024 and 2023.

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

Index
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

Advertising

The Company follows a policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $445,000 and $498,000 for the years ended June 30, 2024 and 2023, respectively.

Derivatives

The Company enters into interest rate swap agreements that are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company’s consolidated statements of income. The Company records its interest rate swap agreements at fair value and they are presented on a gross basis within other assets and other liabilities on the consolidated statements of financial condition, as applicable. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

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

Income Taxes

Provisions for income taxes are accounted for under the asset and liability method and based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Deferred tax assets and liabilities are reported at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. See Note 11, Earning Per Share, of this Annual Report.

Index
Comprehensive Income (Loss)

Comprehensive income (loss) represents net income plus other comprehensive income (loss), which consists primarily of the net change in unrealized gains (losses) on AFS debt securities for the period and changes in the funded status of the Company’s defined benefit pension plan, net of the related tax effect.

Impact of Recent Accounting Pronouncements

Recent Adopted Accounting Standards

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

The Company adopted CECL on July 1, 2023 (“Day-one”) using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $510,000 as of July 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $1.3 million decrease to the allowance for credit losses on loans, a $503,000 increase to the allowance for credit losses on investment securities held-to-maturity, a $1.5 million increase to the allowance for credit losses on unfunded commitment exposures, and a $186,000 impact to the deferred tax asset. Refer to Note 3, Securities and Note 4, Loans and Allowance for Credit Losses on Loans, of this Annual Report.

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

Accounting Standards Issued Not Yet Adopted

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method, which permits reporting entities to elect to account for their tax equity investments, regardless of their tax credit program from which the income tax credits are received.  The election can be made for each qualifying tax credit investment.  Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of tax credits and other tax benefits received, with the amortization and tax credits recognized as a component of income tax expense.  To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to excise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits; (4) The tax equity investor’s projected yield is based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment.

A reporting entity that applies the proportional amortization method to qualifying tax equity investments must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes.  The amendments also require the application of the delayed equity contribution guidance to all tax equity investments, and require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740.

Under the proportional amortization method, the investment shall be tested for impairment when events or changes in circumstances indicate that is more likely than not that the carrying amount of the investment will not be realized.  An impairment loss shall be measured as the amount by which the carrying amount of the investment exceeds its fair value.  A previously recognized impairment loss shall not be reversed.  ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2023 with early adoption permitted.  The adoption, is not expected to have a material impact on the consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification.  The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded.  The new guidance is intended to align GAAP requirements with those of the SEC.  The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027.  Early adoption is not permitted.  The adoption, is not expected to have a material impact on the consolidated financial statements.

Index
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.  The adoption, is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require public entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for annual periods beginning after December 31, 2024. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2.	Balances at other banks

The Bank is required to maintain certain balances with the Federal Reserve Bank which is included in cash and due from banks on the Company’s balance sheet.  In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero, therefore there was no reserve requirement included in cash and due from banks at June 30, 2024 and June 30, 2023.

Note 3.	Securities

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of June 30, 2024, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following tables summarizes the amortized cost and fair value of securities available-for-sale by major type:

	At June 30, 2024
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$43,024	$-	$1,829	$41,195
U.S. government sponsored enterprises	13,042	-	2,068	10,974
State and political subdivisions	169,842	828	1	170,669
Mortgage-backed securities-residential	40,402	67	3,894	36,575
Mortgage-backed securities-multi-family	90,261	-	17,961	72,300
Corporate debt securities	19,608	15	1,335	18,288
Total securities available-for-sale	$376,179	$910	$27,088	$350,001

Index
	At June 30, 2023
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$18,349	$-	$1,849	$16,500
U.S. government sponsored enterprises	13,054	-	2,231	10,823
State and political subdivisions	137,343	670	2	138,011
Mortgage-backed securities-residential	29,586	-	3,985	25,601
Mortgage-backed securities-multi-family	91,016	-	18,930	72,086
Corporate debt securities	19,805	-	1,693	18,112
Total securities available-for-sale	$309,153	$670	$28,690	$281,133

(1)
Amortized cost excludes accrued interest receivable of $4.0 million and $2.9 million at June 30, 2024 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale at the year ended June 30, 2024.

The following table summarizes the amortized cost, fair value, and the allowance for credit losses on securities held-to-maturity by major type:

	At June 30, 2024
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value	Allowance(2)	Net carrying value
Securities held-to-maturity:
U.S. Treasury securities	$23,785	$-	$1,749	$22,036	$-	$23,785
State and political subdivisions	450,343	4,541	40,235	414,649	44	450,299
Mortgage-backed securities-residential	48,033	51	3,314	44,770	-	48,033
Mortgage-backed securities-multi-family	143,363	-	17,397	125,966	-	143,363
Corporate debt securities	25,282	12	2,505	22,789	438	24,844
Other securities	31	-	-	31	1	30
Total securities held-to-maturity	$690,837	$4,604	$65,200	$630,241	$483	$690,354

	At June 30, 2023
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value	Allowance(2)	Net carrying value
U.S. Treasury securities	$33,705	$-	$2,438	$31,267	$-	$33,705
State and political subdivisions	478,756	5,178	30,662	453,272	-	478,756
Mortgage-backed securities-residential	37,186	-	3,625	33,561	-	37,186
Mortgage-backed securities-multi-family	155,046	-	20,324	134,722	-	155,046
Corporate debt securities	21,632	-	3,426	18,206	-	21,632
Other securities	38	-	-	38	-	38
Total securities held-to-maturity	$726,363	$5,178	$60,475	$671,066	$-	$726,363

(1)
Amortized cost excludes accrued interest receivable of $4.1 million and $3.9 million at June 30, 2024 and June 30, 2023, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

(2)	Effective July 1, 2023, the allowance calculation is based upon the CECL methodology. Prior to July 1, 2023, the allowance calculation was based upon the incurred loss methodology.

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

Index
Management assesses the change in fair value of investment securities on a regular basis.  Unrealized losses may occur from current market conditions, increases in interest rates since the time of purchase and deterioration in credit quality of issuers. Management assesses both qualitative and quantitative factors to determine whether any credit-related allowance is required. There was no allowance for credit losses on securities available-for-sale at the year ended June 30, 2024, as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

(In thousands)	Year ended June 30, 2024
Balance beginning of period	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	503
Provision (benefit) for credit losses	(20)
Balance end of period	$483

The Company adopted CECL on July 1, 2023. There was no allowance for credit losses recorded on held-to-maturity securities as of the year ended June 30, 2023.

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$24,574	$215	1	$16,621	$1,614	8	$41,195	$1,829	9
U.S. government sponsored enterprises	-	-	-	10,974	2,068	5	10,974	2,068	5
State and political subdivisions	-	-	-	62	1	1	62	1	1
Mortgage-backed securities-residential	1,913	8	2	22,700	3,886	23	24,613	3,894	25
Mortgage-backed securities-multi-family	-	-	-	72,300	17,961	31	72,300	17,961	31
Corporate debt securities	-	-	-	16,360	1,335	16	16,360	1,335	16
Total securities available-for-sale	26,487	223	3	139,017	26,865	84	165,504	27,088	87
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	22,036	1,749	7	22,036	1,749	7
State and political subdivisions	32,215	474	294	278,521	39,761	2,025	310,736	40,235	2,319
Mortgage-backed securities-residential	-	-	-	29,510	3,314	28	29,510	3,314	28
Mortgage-backed securities-multi-family	-	-	-	125,966	17,397	47	125,966	17,397	47
Corporate debt securities	-	-	-	20,276	2,505	41	20,276	2,505	41
Total securities held-to-maturity	32,215	474	294	476,309	64,726	2,148	508,524	65,200	2,442
Total securities	$58,702	$697	297	$615,326	$91,591	2,232	$674,028	$92,288	2,529

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$761	$57	2	$15,739	$1,792	6	$16,500	$1,849	8
U.S. government sponsored enterprises	-	-	-	10,823	2,231	5	10,823	2,231	5
State and political subdivisions	-	-	-	82	2	1	82	2	1
Mortgage-backed securities-residential	476	29	7	25,125	3,956	21	25,601	3,985	28
Mortgage-backed securities-multi-family	2,679	182	1	69,407	18,748	30	72,086	18,930	31
Corporate debt securities	2,352	40	2	15,760	1,653	15	18,112	1,693	17
Total securities available-for-sale	6,268	308	12	136,936	28,382	78	143,204	28,690	90
Securities held-to-maturity:
U.S. treasury securities	-	-	-	31,267	2,438	8	31,267	2,438	8
State and political subdivisions	40,412	520	448	295,479	30,142	2,018	335,891	30,662	2,466
Mortgage-backed securities-residential	1,982	120	12	31,579	3,505	18	33,561	3,625	30
Mortgage-backed securities-multi-family	5,362	245	2	129,360	20,079	54	134,722	20,324	56
Corporate debt securities	10,236	2,012	9	7,970	1,414	10	18,206	3,426	19
Total securities held-to-maturity	57,992	2,897	471	495,655	57,578	2,108	553,647	60,475	2,579
Total securities	$64,260	$3,205	483	$632,591	$85,960	2,186	$696,851	$89,165	2,669

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2024 or 2023. During the year ended June 30, 2024, there were no sales of securities and no gains or losses recognized. During the year ended June 30, 2023, a loss of $251,000 was recognized from a sale of one security available-for-sale. The proceeds were used to fund higher-yielding loans.

The estimated fair values of debt securities at June 30, 2024, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Securities available-for-sale	Amortized cost	Fair value
Within one year	$195,839	$196,431
After one year through five years	39,264	36,207
After five years through ten years	8,913	7,295
After ten years	1,500	1,193
Total securities available-for-sale	245,516	241,126
Mortgage-backed and asset-backed securities	130,663	108,875
Total securities available-for-sale	376,179	350,001

Securities held-to-maturity
Within one year	56,992	56,196
After one year through five years	156,431	151,325
After five years through ten years	171,167	153,881
After ten years	114,851	98,103
Total securities held-to-maturity	499,441	459,505
Mortgage-backed securities	191,396	170,736
Total securities held-to-maturity	690,837	630,241
Total securities	$1,067,016	$980,242

As of June 30, 2024 and 2023, respectively, securities with an aggregate fair value of $894.5 million and $904.8 million were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank.  As of June 30, 2024 and 2023, securities with an aggregate fair value of $40.0 million and $20.8 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the years ended June 30, 2024 or 2023.

Index
Note 4.	Loans and Allowance for Credit Losses on Loans

The Company adopted ASU 2016-13 (CECL) effective July 1, 2023. The loan segmentation has been redefined under CECL and therefore prior year tables are presented separately.

Loan segments and classes at June 30, 2024 are summarized as follows:

(In thousands)	June 30, 2024
Residential real estate	$417,589
Commercial real estate	936,640
Home equity	29,166
Consumer	4,771
Commercial	111,307
Total gross loans(1)(2)	1,499,473
Allowance for credit losses on loans(3)	(19,244)
Loans receivable, net	$1,480,229

(1)	Loan balances include net deferred fees/cost of $(42,000) at June 30, 2024.
(2)	Loan balances exclude accrued interest receivable of $6.2 million at June 30, 2024, which is included in accrued interest receivable in the consolidated statement of financial condition.
(3)	Effective July 1, 2023, the allowance calculation is based upon the CECL methodology. Prior to July 1, 2023, the allowance calculation was based upon the incurred loss methodology.

At June 30, 2024 and 2023, loans to related parties including officers and directors were immaterial as a percentage of our loan portfolio.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent.  A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.7 million at June 30, 2024 of which there were four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million in the process of foreclosure.  At June 30, 2024, there were three commercial real estate loans totaling $1.5 million and four residential real estate loans totaling $596,000 in the process of foreclosure. Included in non-accrual loans were $3.7 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.  Loans on non-accrual status totaled $5.5 million at June 30, 2023 of which $2.0 million were in the process of foreclosure. At June 30, 2023, there were three residential real estate loans totaling $625,000 and two commercial real estate loans totaling $1.4 million in the process of foreclosure. Included in non-accrual loans were $3.1 million of loans which were less than 90 days past due at June 30, 2023, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$838	$1,414	$2,252	$415,337	$417,589	$2,518
Commercial real estate	-	-	806	806	935,834	936,640	1,163
Home equity	14	-	47	61	29,105	29,166	47
Consumer	47	6	-	53	4,718	4,771	-
Commercial	-	-	-	-	111,307	111,307	-
Total gross loans	$61	$844	$2,267	$3,172	$1,496,301	$1,499,473	$3,728

The Company had no accruing loans delinquent 90 days or more at June 30, 2024 and June 30, 2023.  The borrowers have made arrangements with the Bank to bring the loans current within a specified time period and have made a series of payments as agreed.

Index
Allowance for Credit Losses on Loans

The Company’s July 1, 2023 adoption of CECL resulted in a significant change to our methodology for estimating the allowance for credit losses.  The allowance for credit losses for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one year percent change in national GDP and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the CECL reserve for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on nonaccrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if a CECL reserve is required.  While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans evaluated individually, and/or changes in management’s assessment of the qualitative factors.

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the years ended June 30, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(481)	(1,152)	(1,633)
Recoveries	-	3	-	142	66	211
Provision	261	265	49	370	(159)	786
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244

The allowance for credit losses on unfunded commitments as of June 30, 2024 was $1.3 million.

Credit monitoring process

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help monitor any change in borrower risk during the life cycle of their loan.  The Company utilizes a credit quality grading system that is used at loan inception and updated as appropriate based on an annual review process. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk and identify any portfolio trends that could impact profitability. Consistent with regulatory guidelines, the Company provides for classification of loans, such as “Pass,” Special Mention,” “Substandard,” “Doubtful” and “Loss” classifications.

Index
Commercial grading system

Loss

Loss ratings are loans that are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted.  Loss rating does not necessarily mean that the loan has no recovery or salvage value, however, it is not practical or desirable to defer charging off the loan.

Doubtful

Doubtful ratings are loans that have all the weakness inherent in loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.  Doubtful ratings generally are non-performing and considered to have a high risk of default.

Substandard

Substandard ratings are loans that possess well defined weaknesses that jeopardize the orderly liquidation of debt, and are characterized by the distinct possibility that the Company will sustain some loss, if the deficiencies are not corrected. Substandard ratings are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any.

Special mention

Special mention ratings are loans that have potential weaknesses or emerging problems which require close attention.  These weaknesses, if left uncorrected, could lead to deterioration in the repayment prospects for the loan or the Company’s collateral position in the future.  Special mention loans are less risky than substandard assets as no loss of principal or interest is anticipated unless, the potential problems continue for a prolonged basis.

Pass

Pass ratings are loans that do not encompass loans graded as Loss, Doubtful, Substandard, or Special mention.  Pass loans range from Pass/Watch, Acceptable, Average, Satisfactory, Good and Excellent. Pass loans demonstrate sufficient cash flow to ensure full repayment of the loan with Pass ratings being determined by the quality of the collateral and equity position, stability of operations or management, and the guarantors.

Residential and consumer grading system

Residential real estate, home equity and consumer loans are graded as either non-performing or performing.

Non-performing

Nonperforming loans are loans in which the borrower has not made the scheduled payments of principal or interest, and are generally loans over 90 days past due and still accruing interest, and loans on nonaccrual status.

Performing

Performing loans are those loans in which the borrower is making timely payments of both principal and interest as upon the agreed loan terms.

Index
The following tables illustrate the Company’s credit quality by loan class by vintage:

At June 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate
By payment activity status:
Performing	$55,070	$62,643	$92,995	$79,815	$32,588	$91,936	$-	$24	$415,071
Non-performing	-	-	-	185	169	2,164	-	-	2,518
Total residential real estate	55,070	62,643	92,995	80,000	32,757	94,100	-	24	417,589
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	103,537	210,652	242,917	126,135	79,431	135,928	4,716	363	903,679
Special mention	-	1,188	2,468	295	430	4,102	-	-	8,483
Substandard	329	1,680	3,493	158	4,046	14,772	-	-	24,478
Total commercial real estate	103,866	213,520	248,878	126,588	83,907	154,802	4,716	363	936,640
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	5,929	2,888	336	429	266	1,128	18,143	-	29,119
Non-performing	-	-	-	-	-	-	47	-	47
Total home equity	5,929	2,888	336	429	266	1,128	18,190	-	29,166
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	2,363	1,217	689	277	83	65	77	-	4,771
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	2,363	1,217	689	277	83	65	77	-	4,771
Current period gross charge-offs	393	22	49	7	1	-	9	-	481

Commercial
By internally assigned grade:
Pass	12,761	8,919	12,845	14,587	4,934	15,280	32,001	636	101,963
Special mention	-	-	78	-	35	834	3,893	-	4,840
Substandard	-	-	1,765	34	165	265	2,275	-	4,504
Total Commercial	$12,761	$8,919	$14,688	$14,621	$5,134	$16,379	$38,169	$636	$111,307
Current period gross charge-offs	$-	$-	$-	$989	$-	$137	$26	$-	$1,152

The Company had no loans classified doubtful or loss at June 30, 2024 or June 30, 2023.  During the year ended June 30, 2024, the Company downgraded 12 commercial and commercial real estate relationships from special mention to substandard, and downgraded 14 commercial and commercial real estate relationships from pass to special mention, due to the deterioration in the borrower cash flows and financial performance. This was offset by 14 commercial and commercial real estate relationships that were either upgraded, paid-off, or charged-off during the year ended June 30, 2024. During the year ended June 30, 2023, the Company further downgraded commercial real estate, commercial loans, and residential loans from pass and special mention to substandard due to deterioration in borrower cash flows, delinquent payments and further financial deterioration or not improving financial performance.  Management continues to monitor these loan relationships closely. In total, there were seven commercial real estate loan relationships, two commercial loan relationship and three residential loans that have been downgraded to substandard, and there were nine commercial real estate loan relationships, three commercial loan relationship and two residential loans that have been downgraded to special mention during the year ended June 30, 2023.  At June 30, 2023, these loans were all performing. The Company upgraded one commercial real estate relationship and one residential loan to pass, and one commercial real estate relationship to special mention during the year ended June 30, 2023. This was due to improvements in cash flows, timely payments and improving financial performance.

Index
Individually Evaluated Loans

As of June 30, 2024, loans evaluated individually had an amortized cost basis of $1.4 million, with an allowance for credit losses on loans of $662,000. At June 30, 2024, the amortized cost basis of collateral dependent loans was $631,000 and $774,000 for commercial real estate and residential loans, respectively. The allowance for credit loss for collateral dependent loans is individually assesses based on the fair value of the collateral less costs to sell at the reporting date. At June 30, 2024, the collateral value associated with collateral dependent loans was $662,000.

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

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the year ended June 30, 2024
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$3,948	0.43%	$130	0.01%
Consumer	19	0.39%	-	-
Total	$3,967		$130

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the year ended June 30, 2024

Loan type	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average 9 months to the life of the loans	Interest rates were reduced by an average of 1.75%
Consumer	Added a weighted-average 18 months to the life of the loan

The Company closely monitors the performance of loans that are modified in accordance with ASU 2022-02. Loans modified during the year ended June 30, 2024 are performing within their modified terms.

Loans serving as collateral

Loans designated as qualified collateral and pledged for borrowing and stand-by letters of credit to the Federal Home Loan Bank of New York (“FHLB”) amounted to approximately $601.6 million and $573.5 million of its residential and commercial mortgage portfolios at June 30, 2024 and June 30, 2023, respectively.

Index
Foreclosed real estate (FRE)

Foreclosed real estate consists of properties acquired through mortgage loan foreclosure proceedings or in full or partial satisfaction of loans. The following table sets forth information regarding FRE as of June 30, 2024 and 2023:

(In thousands)	2024	2023
Commercial loans	$-	$302
Total foreclosed real estate	$-	$302

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

 Credit Quality Indicators
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

Index
Nonaccrual Loans

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2023:

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

Index
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

There was one commercial loan in the amount of $379,000 that had been modified as a troubled debt restructuring during the three months ended September 30, 2022 that subsequently defaulted during the quarter ended March 31, 2023. There were no other loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2022, which have subsequently defaulted during the twelve months ended June 30, 2023.

Allowance for Loan Losses

The following tables set forth the activity and allocation of the allowance for loan losses by loan class during and at the periods indicated.  The allowance is allocated to each loan class based on historical loss experience, current economic conditions, and other considerations.

	Activity for the year ended June 30, 2023
(In thousands)	Balance June 30, 2022	Charge-offs	Recoveries	Provision	Balance June 30, 2023
Residential real estate	$2,373	$-	$6	$234	$2,613
Residential construction and land	141	-	-	40	181
Multi-family	119	-	-	78	197
Commercial real estate	16,221	9	4	(3,196)	13,020
Commercial construction	1,114	-	-	508	1,622
Home equity	89	-	-	(43)	46
Consumer installment	349	535	141	377	332
Commercial loans	2,355	120	35	931	3,201
Total	$22,761	$664	$186	$(1,071)	$21,212

	Allowance for loan losses		Loans receivable
	Ending balance June 30, 2023 Impairment analysis		Ending balance June 30, 2023 Impairment analysis
(In thousands)	Individually evaluated	Collectively evaluated	Individually evaluated	Collectively evaluated
Residential real estate	$597	$2,016	$3,106	$369,337
Residential construction and land	-	181	-	19,072
Multi-family	-	197	-	66,496
Commercial real estate	245	12,775	5,295	688,141
Commercial construction	-	1,622	-	121,958
Home equity	-	46	-	22,752
Consumer installment	-	332	-	4,612
Commercial loans	1,171	2,030	1,906	106,116
Total	$2,013	$19,199	$10,307	$1,398,484

Index
Note 5.	Premises and Equipment

A summary of premises and equipment at June 30, 2024 and 2023, is as follows:

(In thousands)	2024	2023
Land	$2,916	$2,916
Building and improvements	20,313	20,126
Furniture and equipment	4,263	5,814
Less: accumulated depreciation	(11,886)	(13,828)
Total premises and equipment	$15,606	$15,028

Depreciation expense was $928,000 and $871,000 for the years ended June 30, 2024 and 2023, respectively.

Note 6.	Deposits

Major classifications of deposits at June 30, 2024 and 2023 are summarized as follows:

(In thousands)	2024	2023
Noninterest-bearing deposits	$125,442	$159,039
Certificates of deposit	138,493	128,077
Savings deposits	252,362	299,038
Money market deposits	113,266	115,029
NOW deposits	1,759,659	1,735,978
Total deposits	$2,389,222	$2,437,161

Advance payments by borrowers for taxes and insurance totaled $10.0 million at June 30, 2024 and 2023, respectively, which are included in savings deposits.

The Bank and Commercial Bank (the “Banks”) accepts brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $716.8 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had zero brokered deposits as of June 30, 2024 and $60.0 million as of June 30, 2023, which was included in certificates of deposits. The Company maintains and utilizes brokered deposits from several available sources as an alternative to borrowed funds, and uses the funds to support loan growth, overall liquidity and a higher cash position.

The Bank held deposits of $13.3 million and $66.4 million as of June 30, 2024 and 2023, respectively, for related-parties, which primarily consisted of directors and their affiliates.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2024.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$29,496	$45,086	$19,243	$6,272	$100,097
Certificates of deposit $250,000 or more	11,863	19,470	2,666	4,397	38,396
Total certificates of deposit	$41,359	$64,556	$21,909	$10,669	$138,493

Index
Scheduled maturities of certificates of deposit at June 30, 2024 were as follows:

(In thousands)
The year ended June 30,
2025	$127,824
2026	1,476
2027	790
2028	7,559
2029	844
$138,493

Note 7.	Borrowings

At June 30, 2024, the Bank had pledged approximately $601.6 million of its residential and commercial mortgage portfolios as collateral for borrowings and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”).  The maximum amount of funding available from the FHLB was $372.1 million at June 30, 2024, of which there were $9.2 million long-term fixed rate borrowings, $90.0 million irrevocable municipal letters of credit and $115.3 million in overnight borrowings outstanding at June 30, 2024. At June 30, 2023, the Bank had zero overnight or long-term borrowings outstanding and $110.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At June 30, 2024, the Bank had a FHLB long-term fixed rate borrowing of $4.4 million at a stated rate of 5.7%, maturing September 2024, and a FHLB long-term fixed rate borrowing of $4.8 million at a stated rate of 5.2%, maturing March 2025.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings and the “Bank Term Funding Program” (BTFP). The BTFP was established by the Federal Reserve Bank to provide additional funding to eligible depository institutions to meet the needs of their depositors.  At June 30, 2024, approximately $46.7 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window and the BTFP, of which there were zero overnight borrowings outstanding with the discount window and $25.0 million outstanding with the BTFP. At June 30, 2023, there were zero overnight borrowings outstanding with the discount window and zero outstanding with the BTFP.

At June 30, 2024, the BTFP consisted of $25.0 million long-term borrowing at a stated rate of 4.8%, maturing in January 2025.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing.  There were zero borrowings outstanding with these lines of credit for the Bank at June 30, 2024 and June 30, 2023.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPA”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At June 30, 2024, there were $19.9 million of these SNPAs outstanding, net of issuance costs.

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At June 30, 2024, there were $29.8 million of these SNPAs outstanding, net of issuance costs.

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

At June 30, 2024, there were zero other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
Note 8.	Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2024 and 2023, are presented in the following table:

	Unrealized losses on securities available- for-sale	Pension benefits	Total
Balance - June 30, 2022	$(17,268)	$(1,115)	$(18,383)
Other comprehensive (loss) income before reclassification, net of tax	(3,447)	160	(3,287)
Amounts reclassified to net loss on sale of securities available-for-sale non-interest income	251	-	251
Tax expense effect recognized in provision for income taxes	67	-	67
Net of tax	184	-	184
Amortization of pension actuarial losses recognized in other expense	-	106	106
Tax expense effect recognized in provision for income taxes	-	28	28
Net of tax	-	78	78
Other comprehensive (loss) income for the year ended June 30, 2023	(3,263)	238	(3,025)
Balance - June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive income before reclassification, net of tax	1,349	292	1,641
Amortization of pension actuarial losses recognized in other expense	-	77	77
Tax expense effect recognized in provision for income taxes	-	20	20
Net of tax	-	57	57
Other comprehensive income for the year ended June 30, 2024	1,349	349	1,698
Balance - June 30, 2024	$(19,182)	$(528)	$(19,710)
Note 9.	Employee Benefit Plans

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

Index
Information regarding the Pension Plan at June 30, 2024 and 2023 is as follows:

(In thousands)
Change in projected benefit obligation:	2024	2023
Benefit obligation at beginning of period	$4,351	$4,617
Interest cost	207	199
Actuarial loss	(198)	(225)
Benefits paid	(241)	(240)
Benefit obligation at June 30	4,119	4,351

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,474	4,502
Actual return on plan assets	421	212
Employer contributions	-	-
Benefits paid	(241)	(240)
Fair value of plan assets at June 30	4,654	4,474
Overfunded status at June 30 included in other liabilities	$(535)	$(123)

The Company does not anticipate that it will make any contributions during the year ended June 30, 2025.

The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2024 and 2023 were as follows:

(In thousands)	2024	2023
Interest cost	$207	$199
Expected return on plan assets	(219)	(219)
Amortization of net loss	77	106
Effect of settlement	-	-
Net periodic pension expense	$65	$86

The accumulated benefit obligation for the pension plan was $4.1 million and $4.4 million at June 30, 2024 and 2023, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023
Actuarial loss on plan assets and benefit obligations	$476	$324
Deferred tax expense	127	86
Net change in plan assets and benefit obligations recognized in other comprehensive income	$349	$238

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2024 and 2023 are as follows:

(In thousands)
Other liabilities:	2024	2023
Projected benefit obligation in (surplus) excess of fair value of pension plan	$(535)	$(123)
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(528)	$(877)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2024	2023
Discount rate	5.30%	4.90%
Net periodic pension expense:
Amortization period, in years	11	11
Discount rate	4.90%	4.43%
Expected long-term rate of return on plan assets	5.00%	5.00%

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

The weighted average asset allocation and fair value of our pension plan assets at June 30, 2024 and 2023 was as follows:

(Dollars in thousands)	2024		2023
	Fair Value		Fair Value

Mutual funds – fixed income	$2,743	58.9%	$2,600	58.1%
Mutual funds – equity	1,911	41.1	1,874	41.9
Total plan assets	$4,654	100%	$4,474	100%

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

Expected benefit payments under the pension plan over the next ten years at June 30, 2024 are as follows:

(In thousands)
2025	$248
2026	245
2027	243
2028	239
2029	242
2030-2034	1,369

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service.  The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code.  The provisions permit employees to contribute up to 50% of their total compensation on a pre-tax basis.  The Bank of Greene County matches employee contributions dollar for dollar for the first 3% and then 50% of the employee contributions up to the next 3%.  The Company contributions associated with the contribution plan amounted to $520,000 and $483,000 in the years ended June 30, 2024 and 2023, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  Participants’ benefits become fully vested after three years of service.  During the years ended June 30, 2024 and 2023, the Board of Directors authorized the payment of $180,000 and $170,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2024 and 2023, respectively.  ESOP expense was $186,000 and $164,000 for the years ended June 30, 2024 and 2023, respectively.  There were no unearned shares at June 30, 2024 or 2023.

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

The net periodic pension costs related to the SERP Plan for the years ended June 30, 2024 and 2023 were $2.2 million and $1.8 million, respectively, consisting primarily of service and interest costs.  The total liability for the SERP was $15.2 million and $12.3 million as of June 30, 2024 and June 30, 2023, respectively, and is included in accrued expenses and other liabilities.

Note 10.	Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long Term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2024 and 2023, the Plan had 16,000,000 options authorized, of which, 13,026,099 and 12,354,004 options had been granted, respectively. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”). A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee. The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles (GAAP) as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss). The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Number of options outstanding at beginning of year	2,535,840	2,959,040
Options granted	672,095	807,200
Options forfeited	(4,000)	(9,000)
Options paid in cash upon vesting	(950,400)	(1,221,400)
Number of options outstanding at period end	2,253,535	2,535,840

(In thousands)	2024	2023
Cash paid out on options vested	$4,210	$4,287
Compensation expense recognized	3,429	4,439

Index
The total liability for the long-term incentive plan was $5.5 million and $6.3 million at June 30, 2024 and 2023, respectively, and is included in accrued expenses and other liabilities.

Note 11.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2024 and 2023.

	2024	2023
Net income	$24,769,000	$30,785,000
Weighted average shares – basic	17,026,828	17,026,828
Weighted average shares – dilute	17,026,828	17,026,828

Earnings per share – basic	$1.45	$1.81
Earnings per share – diluted	$1.45	$1.81

Note 12.	Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Current expense:
Federal	$2,075	$4,284
State	49	907
Total current expense	2,124	5,191
Deferred benefit	(74)	(149)
Total provision for income taxes	$2,050	$5,042

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2024 and 2023:
	2024	2023
Tax based on federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	(0.44)	1.81
Tax-exempt income	(12.61)	(8.26)
Captive insurance premium income	-	(1.09)
Other, net	(0.31)	0.61
Total income tax expense	7.64%	14.07%

Index
The components of the deferred tax assets and liabilities at June 30, 2024 and 2023 were as follows:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,272	$5,669
Allowance for credit losses on unfunded commitments	334	-
Unrealized losses on securities	6,926	7,424
Other benefit plans	5,345	4,968
Lease liability	577	609
Other	94	81
Total deferred tax assets	18,548	18,751

Deferred tax liabilities:
Depreciation	1,188	1,148
Net loan costs	1,261	1,225
Real estate investment trust income	3,313	3,126
Lease right of use asset	554	585
Pension benefits	143	33
Other	-	-
Total deferred tax liabilities	6,459	6,117
Net deferred tax asset included in prepaid expenses and other assets	$12,089	$12,634

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

As of June 30, 2024 and 2023, the Company did not have any uncertain tax positions.  The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2024, The Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made.  A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2024, tax years ended June 30, 2021 through June 30, 2023, remain open and are subject to Federal and New York State taxing authority examination.

Note 13.	Commitments and Contingent Liabilities

In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers.  These transactions include commitments to extend credit, standby letters of credit, and lines of credit, which involve, to varying degrees, elements of credit risk, which are not reflected in the accompanying consolidated financial statements.

Index
The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2024 and 2023:

(In thousands)	2024	2023
Unfunded loan commitments	$107,966	$124,498
Unused lines of credit	99,176	94,898
Standby letters of credit	754	179
Total credit-related financial instruments with off-balance sheet risk	$207,896	$219,575

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At June 30, 2024, the allowance for credit losses on unfunded commitments totaled $1.3 million.

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. The Company believes that it is not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

Note 14.	Derivative Instruments

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

Index
The following table present the notional amount and fair values of interest rate derivative positions:

	At June 30, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$50,707	$585	Other liabilities	$50,707	$585
Less cash collateral			-	Other liabilities		(410)
Total after netting			$585			$175

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives.  At June 30, 2024, the Company’s exposure was reduced due to participations-outs in the amount of $105,000, with a notional amount of $8.0 million. There were no participations-out at June 30, 2023.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The credit exposure associated with risk participations-ins was $276,000 and zero as of June 30, 2024 and June 30, 2023, respectively. The RPAs participations-ins are spread out over four financial institution counterparties and terms range between 4 to 13 years. At June 30, 2024 and June 30, 2023, the Company held RPAs with a notional amount of $112.3 million and $82.0 million, respectively.

Note 15.	Operating Leases

The Company leases certain branch properties under long-term, operating lease agreements.  The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately.  The Company’s lease agreements do not contain any residual value guarantees.  The following includes quantitative data related to the Company’s operating leases as of June 30, 2024 and 2023:

(In thousands)
Operating lease amounts:	2024	2023
Right-of-use assets	$2,071	$2,188
Lease liabilities	$2,159	$2,277

Other information:
Operating outgoing cash flows from operating leases	$471	$373
Right-of-use assets obtained in exchange for new operating lease liabilities	$251	$561

(In thousands)
Lease costs	2024	2023
Operating lease cost	$426	$359
Variable lease cost	$44	$43

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2024:

(In thousands, except weighted-average information)
Within the twelve months ended June 30,
2025	$501
2026	488
2027	442
2028	372
2029	228
Thereafter	313
Total undiscounted cash flow	2,344
Less net present value adjustment	(185)
Lease liability	$2,159

	2024	2023
Weighted-average remaining lease term (years)	5.20	5.84
Weighted-average discount rate	3.03%	2.69%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of condition.

Note 16.	Concentrations of Credit Risk

The Company grants residential, consumer and commercial loans to customers primarily located in the Hudson Valley and Capital District Regions of New York State, including Greene County.  Over the last several years the Company has emphasized expansion into new markets in southern Albany, Columbia, Ulster and Rensselaer counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Note 17.	Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of June 30, 2024 and 2023 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$41,195	$-	$41,195	$-
U.S. government sponsored enterprises	10,974	-	10,974	-
State and political subdivisions	170,669	-	170,669	-
Mortgage-backed securities-residential	36,575	-	36,575	-
Mortgage-backed securities-multi-family	72,300	-	72,300	-
Corporate debt securities	18,288	-	18,288	-
Securities available-for-sale	350,001	-	350,001	-
Equity securities	328	328	-	-
Interest rate swaps	585	-	585	-
Total	$350,914	$328	$350,586	$-

Liabilities:
Interest rate swaps	$585	$-	$585	$-
Total	$585	$-	$585	$-

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$16,500	$-	$16,500	$-
U.S. government sponsored enterprises	10,823	-	10,823	-
State and political subdivisions	138,011	-	138,011	-
Mortgage-backed securities-residential	25,601	-	25,601	-
Mortgage-backed securities-multi-family	72,086	-	72,086	-
Corporate debt securities	18,112	-	18,112	-
Securities available-for-sale	281,133	-	281,133	-
Equity securities	306	306	-	-
Total securities measured at fair value	$281,439	$306	$281,133	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans evaluated individually for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 40%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

Fair values for foreclosed real estate are initially recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Values are derived from appraisals, similar to loans evaluated individually for expected credit loss, of underlying collateral. Any write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses.  Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur.  In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidations expenses ranging from 10% to 60%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

Index
		June 30, 2024		June 30, 2023
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans evaluated individually	3	$1,405	$662	$7,578	$5,565
Foreclosed real estate	3	$-	$-	$302	$302

No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for total cash and cash equivalents, long term certificates of deposit, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for long term certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.  Fair value for subordinated notes payable is estimated based on a discounted cash flow methodology or observations of recent highly-similar transactions. Fair value for interest rate swaps include any accrued interest and are valued using the present value of cash flows discounted using observable forward rate assumptions. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

The carrying amounts and estimated fair value of financial instruments are as follows:

	June 30, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$190,395	$190,395	$190,395	$-	$-
Long term certificate of deposit	2,831	2,760	-	2,760	-
Securities available-for-sale	350,001	350,001	-	350,001	-
Securities held-to-maturity	690,354	630,241	-	630,241	-
Equity securities	328	328	328	-	-
Federal Home Loan Bank stock	7,296	7,296	-	7,296	-
Net loans receivable	1,480,229	1,387,325	-	-	1,387,325
Accrued interest receivable	14,269	14,269	-	14,269	-
Interest rate swap asset	585	585	-	585	-
Deposits	2,389,222	2,388,305	-	2,388,305	-
Borrowings	149,456	149,438	-	149,438	-
Subordinated notes payable, net	49,681	46,114	-	46,114	-
Accrued interest payable	1,551	1,551	-	1,551	-
Interest rate swap liability	585	585	-	585	-

Index
	June 30, 2023		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$196,445	$196,445	$196,445	$-	$-
Long term certificate of deposit	4,576	4,383	-	4,383	-
Securities available-for-sale	281,133	281,133	-	281,133	-
Securities held-to-maturity	726,363	671,066	-	671,066	-
Equity securities	306	306	306	-	-
Federal Home Loan Bank stock	1,682	1,682	-	1,682	-
Net loans receivable	1,387,654	1,272,361	-	-	1,272,361
Accrued interest receivable	12,249	12,249	-	12,249	-
Deposits	2,437,161	2,437,357	-	2,437,357	-
Subordinated notes payable, net	49,495	47,669	-	47,669	-
Accrued interest payable	936	936	-	936	-

Note 18.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital to risk-weighted assets and a Leverage Ratio of Tier 1 capital to average assets. The rules also requires unrealized gains and losses on certain security holdings “available-for-sale” to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. In addition to maintaining minimum capital ratios, the Bank and Commercial Bank are subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and certain discretionary bonus payments. Management believes that, as of June 30, 2024, The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  As of June 30, 2024, the most recent notification from regulators categorized the Bank and Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed either Bank’s category.

Index
					To be well
					capitalized under
			For capital		prompt corrective		Capital conservation
(Dollars in thousands)	Actual		adequacy purposes		action provisions		buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2024:

Total risk-based capital	$273,460	17.1%	$127,873	8.0%	$159,841	10.0%	9.11%	2.50%
Tier 1 risk-based capital	253,468	15.9	95,905	6.0	127,873	8.0	9.86	2.50
Common equity tier 1 capital	253,468	15.9	71,929	4.5	103,897	6.5	11.36	2.50
Tier 1 leverage ratio	253,468	9.3	109,102	4.0	136,378	5.0	5.29	2.50

As of June 30, 2023:

Total risk-based capital	$249,165	16.5%	$121,020	8.0%	$151,275	10.0%	8.47%	2.50%
Tier 1 risk-based capital	230,228	15.2	90,765	6.0	121,020	8.0	9.22	2.50
Common equity tier 1 capital	230,228	15.2	68,074	4.5	98,328	6.5	10.72	2.50
Tier 1 leverage ratio	230,228	8.7	106,141	4.0	132,676	5.0	4.68	2.50

Greene County Commercial Bank
As of June 30, 2024:

Total risk-based capital	$110,319	49.5%	$17,830	8.0%	$22,288	10.0%	41.50%	2.50%
Tier 1 risk-based capital	110,319	49.5	13,373	6.0	17,830	8.0	43.50	2.50
Common equity tier 1 capital	110,319	49.5	10,029	4.5	14,487	6.5	45.00	2.50
Tier 1 leverage ratio	110,319	9.1	48,385	4.0	60,481	5.0	5.12	2.50

As of June 30, 2023:

Total risk-based capital	$104,781	46.6%	$17,975	8.0%	$22,469	10.0%	38.63%	2.50%
Tier 1 risk-based capital	104,781	46.6	13,481	6.0	17,975	8.0	40.63	2.50
Common equity tier 1 capital	104,781	46.6	10,111	4.5	14,605	6.5	42.13	2.50
Tier 1 leverage ratio	104,781	9.1	45,958	4.0	57,447	5.0	5.12	2.50

Index
Note 19.	Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc. for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2024 and 2023
(In thousands)

ASSETS	2024	2023
Cash and cash equivalents	$22,469	$19,822
Investment in subsidiaries	233,758	208,861
Long-term certificates of deposit	-	3,826
Securities available-for-sale, at fair value	-	761
Accrued interest receivable	-	26
Prepaid expenses and other assets	38	93
Total assets	$256,265	$233,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable, net	$49,681	$49,495
Accrued expenses and other liabilities	584	611
Total liabilities	50,265	50,106
Total shareholders’ equity	206,000	183,283
Total liabilities and shareholders’ equity	$256,265	$233,389

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2024 and 2023
(In thousands)

	2024	2023
INCOME:
Equity in undistributed net income of subsidiaries	$19,096	$26,829
Dividend distributed by subsidiary	8,000	6,400
Interest-earning deposits	13	6
Other income	15	2
Total Income	27,124	33,237

OPERATING EXPENSES:
Legal fees	98	101
Interest on borrowings	1,850	1,850
Other expense	407	501
Total operating expenses	2,355	2,452
Net income	$24,769	$30,785

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2024 and 2023
(In thousands)

Cash flow from operating activities:	2024	2023
Net Income	$24,769	$30,785
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(19,096)	(26,829)
Amortization of subordinated debt issuance costs	186	185
Net decrease (increase) in prepaid expenses and other assets	55	(29)
Net (decrease) increase in total liabilities	(27)	16
Net cash provided by operating activities	5,887	4,128

Cash flows from investing activities:
Net cash transferred related to Greene Risk Management Inc. liquidation	-	(1,006)
Net cash used by investing activities	-	(1,006)

Cash flows from financing activities:
Payment of cash dividends	(3,240)	(2,191)
Net cash used by financing activities	(3,240)	(2,191)

Net increase in cash and cash equivalents	2,647	931
Cash and cash equivalents at beginning of year	19,822	18,891
Cash and cash equivalents at end of year	$22,469	$19,822

Note 20.	Subsequent events

On July 17, 2024, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.36 per share which represents a 12.5% increase from the previous annual cash dividend rate of $0.32 per share. The dividend was payable to stockholders of record as of August 15, 2024, and was paid on August 30, 2024.  Greene County Bancorp, MHC did not waive its receipt of this dividend.

Index

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

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

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

ITEM 14.	Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2024 fiscal year end.

Index
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2024 and 2023
Consolidated Statements of Income for the years ended June 30, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended June 30, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2024 and 2023
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

10.2
Employment agreement between the Registrant and Donald E. Gibson, and Michelle M. Plummer effective July 1, 2007, as amended and incorporated by reference from the Registrant’s Form 8-K (Exhibit 10.2 and 10.3) filed on December 3, 2008.

10.3	Supplemental Executive Retirement Plan, effective July 1, 2010, as amended, incorporated by reference from the Registrant’s 2010 Proxy Statement filed on September 27, 2010.

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

101
The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.	Form 10-K Summary

None.

Index
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENE COUNTY BANCORP, INC.

Date: September 6, 2024	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 6, 2024

By: /s/ Nick Barzee
Nick Barzee
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 6, 2024

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Chairman of the Board
Date: September 6, 2024

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date: September 6, 2024

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date: September 6, 2024

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date: September 6, 2024

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Director
Date: September 6, 2024

By: /s/ Stephen E. Nelson
Stephen E. Nelson
Director
Date: September 6, 2024

By: /s/ Tejraj S. Hada
Tejraj S. Hada
Director
Date: September 6, 2024