Form 10-Q
period 2024-09-30
GREENE COUNTY BANCORP INC
filed 2024-11-08
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

As of November 7, 2024, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2024 and June 30, 2024
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2024	June 30, 2024
Cash and due from banks	$24,824	$13,897
Interest-bearing deposits	188,645	176,498
Total cash and cash equivalents	213,469	190,395

Long-term certificates of deposit	2,579	2,831
Securities available-for-sale, at fair value	364,526	350,001
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $466 and $483 at September 30, 2024 and June 30, 2024	701,919	690,354
Equity securities, at fair value	339	328
Federal Home Loan Bank stock, at cost	4,795	7,296

Loans receivable	1,501,212	1,499,473
Allowance for credit losses on loans	(19,781)	(19,244)
Net loans receivable	1,481,431	1,480,229

Premises and equipment, net	15,498	15,606
Bank-owned life insurance	57,898	57,249
Accrued interest receivable	14,909	14,269
Prepaid expenses and other assets	17,258	17,230
Total assets	$2,874,621	$2,825,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$132,897	$125,442
Interest-bearing deposits	2,352,977	2,263,780
Total deposits	2,485,874	2,389,222

Borrowings, short-term	63,000	115,300
Borrowings, long-term	29,781	34,156
Subordinated notes payable, net	49,727	49,681
Accrued expenses and other liabilities	29,941	31,429
Total liabilities	2,658,323	2,619,788

SHAREHOLDERS’ EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at September 30, 2024 and June 30, 2024; Outstanding – 17,026,828 shares at September 30, 2024, and June 30, 2024	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	219,468	214,740
Accumulated other comprehensive loss	(14,140)	(19,710)
Treasury stock, at cost 195,852 shares at September 30, 2024 and June 30, 2024	(908)	(908)
Total shareholders’ equity	216,298	206,000
Total liabilities and shareholders’ equity	$2,874,621	$2,825,788

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands, except share and per share amounts)

	2024	2023
Interest income:
Loans	$19,243	$17,205
Investment securities - tax exempt	4,468	4,290
Investment securities - taxable	3,369	2,261
Interest-bearing deposits and federal funds sold	689	916
Total interest income	27,769	24,672

Interest expense:
Interest on deposits	13,806	10,607
Interest on borrowings	827	626
Total interest expense	14,633	11,233

Net interest income	13,136	13,439
Provision for credit losses	634	457
Net interest income after provision for credit losses	12,502	12,982

Noninterest income:
Service charges on deposit accounts	1,226	1,230
Debit card fees	1,101	1,133
Investment services	248	243
E-commerce fees	37	29
Bank-owned life insurance	648	362
Other operating income	477	302
Total noninterest income	3,737	3,299

Noninterest expense:
Salaries and employee benefits	5,878	5,491
Occupancy expense	636	537
Equipment and furniture expense	150	138
Service and data processing fees	767	591
Computer software, supplies and support	355	511
Advertising and promotion	77	97
FDIC insurance premiums	322	312
Legal and professional fees	364	383
Other	1,001	785
Total noninterest expense	9,550	8,845

Income before provision for income taxes	6,689	7,436
Provision for income taxes	428	967
Net income	$6,261	$6,469

Basic and diluted earnings per share	$0.37	$0.38
Basic and diluted average shares outstanding	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands)

	2024	2023
Net Income	$6,261	$6,469
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale, gross	7,602	(5,065)
Tax effect	2,032	(1,353)
Unrealized holding gains (losses) on securities available-for-sale, net	5,570	(3,712)

Total other comprehensive income (loss), net of taxes	5,570	(3,712)

Comprehensive income	$11,831	$2,757

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(1,533)			(1,533)
Net income			6,261			6,261
Other comprehensive income, net of taxes				5,570		5,570
Balance at September 30, 2024	$1,722	$10,156	$219,468	$(14,140)	$(908)	$216,298

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(1,362)			(1,362)
Net income			6,469			6,469
Other comprehensive loss, net of taxes				(3,712)		(3,712)
Balance at September 30, 2023	$1,722	$10,156	$198,318	$(25,120)	$(908)	$184,168

See notes to consolidated financial statements.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands)
	2024	2023
Cash flows from operating activities:
Net Income	$6,261	$6,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	261	220
Deferred income tax benefit	(543)	(735)
Net (accretion) amortization of investment premiums and discounts	(287)	410
Net amortization of deferred loan costs and fees	83	40
Amortization of subordinated debt issuance costs	46	47
Provision for credit losses	634	457
Bank-owned life insurance income	(648)	(362)
Net (gain) loss on equity securities	(11)	7
Net increase in accrued income taxes	647	1,346
Net increase in accrued interest receivable	(640)	(1,512)
Net (increase) decrease in prepaid expenses and other assets	(2,165)	109
Net decrease in accrued expense and other liabilities	(1,488)	(238)
Net cash provided by operating activities	2,150	6,258

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	55,515	43,355
Purchases of securities	(89,688)	(77,044)
Proceeds from principal payments on securities	27,634	942
Securities held-to-maturity:
Proceeds from maturities	11,268	18,192
Purchases of securities	(25,500)	(7,997)
Proceeds from principal payments on securities	2,589	3,649
Net redemption (purchase) of Federal Home Loan Bank Stock	2,501	(297)
Maturity of long-term certificates of deposit	250	500
Net increase in loans receivable	(1,936)	(39,608)
Purchases of premises and equipment	(153)	(474)
Net cash used in investing activities	(17,520)	(58,782)

Cash flows from financing activities:
Net decrease in short-term advances	(52,300)	-
Proceeds from term advances	-	4,374
Repayment of long-term advances	(4,375)	-
Payment of cash dividends	(1,533)	(1,362)
Net increase (decrease) in deposits	96,652	(16,680)
Net cash provided (used in) by financing activities	38,444	(13,668)

Net increase (decrease) in cash and cash equivalents	23,074	(66,192)
Cash and cash equivalents at beginning of period	190,395	196,445
Cash and cash equivalents at end of period	$213,469	$130,253

Cash paid during period for:
Interest	$14,752	$11,638
Income taxes	$324	$356

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2024 and 2023
(1)          Summary of Significant Accounting Policies

Principles of  Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2024 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, The Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three months ended September 30, 2024 and 2023 are unaudited.

The unaudited interim consolidated financial statements include the accounts of certain Variable Interest Entities (“VIE(s)”). In accordance with the applicable accounting guidance for consolidations, the Company consolidates a VIE if it has (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly affect the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary).

The Company uses the equity method to account for unconsolidated investments in VIEs if it has significant influence over the entity’s operating and financing decision. Unconsolidated investments in VIEs in which the Company does not have significant influence, are carried at a cost measurement alternative. See Note, 14 Variable Interest Entities for information on our involvement with VIEs.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2025. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At September 30, 2024, the Bank has 18 full-service offices, lending centers, an operations center, customer call center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”) on loans and on unfunded commitments.

Index
Accrued Interest Receivable

Accrued interest receivable balances are presented separately on the consolidated statements of financial condition and are not included in amortized cost when determining the allowance for credit losses. Accrued interest receivable that is deemed uncollectible is written off timely. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore, the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

Income Taxes

The Company uses the proportional amortization method for solar tax credit investments, whereby the associated tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are non-refundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, generally within “other assets.” Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within “other income.”

(2)          Recent Accounting Pronouncements

Recently Adopted Accounting Standards

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

Under the proportional amortization method, the investment shall be tested for impairment when events or changes in circumstances indicate that is more likely than not that the carrying amount of the investment will not be realized.  An impairment loss shall be measured as the amount by which the carrying amount of the investment exceeds its fair value.  A previously recognized impairment loss shall not be reversed.  The Company adopted ASU 2023-02 during the quarter ended September 30, 2024.  The Company’s adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Standards Issued Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

(3)          Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At September 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$43,072	$1	$1,264	$41,809
U.S. government sponsored enterprises	13,039	-	1,543	11,496
State and political subdivisions	179,586	1,677	-	181,263
Mortgage-backed securities-residential	38,866	335	2,913	36,288
Mortgage-backed securities-multi-family	89,168	-	14,193	74,975
Corporate debt securities	19,372	92	769	18,695
Total securities available-for-sale	$383,103	$2,105	$20,682	$364,526

	At June 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$43,024	$-	$1,829	$41,195
U.S. government sponsored enterprises	13,042	-	2,068	10,974
State and political subdivisions	169,842	828	1	170,669
Mortgage-backed securities-residential	40,402	67	3,894	36,575
Mortgage-backed securities-multi-family	90,261	-	17,961	72,300
Corporate debt securities	19,608	15	1,335	18,288
Total securities available-for-sale	$376,179	$910	$27,088	$350,001

(1)
Amortized cost excludes accrued interest receivable of $3.6 million and $4.0 million at September 30, 2024 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

There was no allowance for credit losses on securities available-for-sale at the quarter ended September 30, 2024 and June 30, 2024.

Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At September 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$23,803	$-	$1,146	$22,657	$-	$23,803
State and political subdivisions	451,322	9,720	29,377	431,665	42	451,280
Mortgage-backed securities-residential	59,045	488	2,196	57,337	-	59,045
Mortgage-backed securities-multi-family	142,867	-	12,694	130,173	-	142,867
Corporate debt securities	25,318	48	2,354	23,012	423	24,895
Other securities	30	-	-	30	1	29
Total securities held-to-maturity	$702,385	$10,256	$47,767	$664,874	$466	$701,919

	At June 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$23,785	$-	$1,749	$22,036	$-	$23,785
State and political subdivisions	450,343	4,541	40,235	414,649	44	450,299
Mortgage-backed securities-residential	48,033	51	3,314	44,770	-	48,033
Mortgage-backed securities-multi-family	143,363	-	17,397	125,966	-	143,363
Corporate debt securities	25,282	12	2,505	22,789	438	24,844
Other securities	31	-	-	31	1	30
Total securities held-to-maturity	$690,837	$4,604	$65,200	$630,241	$483	$690,354

(1)
Amortized cost excludes accrued interest receivable of $4.8 million and $4.1 million at September 30, 2024 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

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

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of September 30, 2024, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

	For the three months ended September 30,
(In thousands)	2024	2023
Balance beginning of period	$483	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	-	503
Benefit for credit losses	(17)	(5)
Balance end of period	$466	$498

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$24,679	$187	1	$16,892	$1,077	7	$41,571	$1,264	8
U.S. government sponsored enterprises	-	-	-	11,496	1,543	5	11,496	1,543	5
State and political subdivisions	-	-	-	63	-	1	63	-	1
Mortgage-backed securities-residential	-	-	-	22,911	2,913	22	22,911	2,913	22
Mortgage-backed securities-multi-family	-	-	-	74,975	14,193	30	74,975	14,193	30
Corporate debt securities	-	-	-	16,685	769	15	16,685	769	15
Total securities available-for-sale	24,679	187	1	143,022	20,495	80	167,701	20,682	81
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	22,657	1,146	6	22,657	1,146	6
State and political subdivisions	880	2	12	254,810	29,375	1,680	255,690	29,377	1,692
Mortgage-backed securities-residential	6,784	10	2	29,561	2,186	27	36,345	2,196	29
Mortgage-backed securities-multi-family	-	-	-	130,173	12,694	42	130,173	12,694	42
Corporate debt securities	491	10	1	20,474	2,344	51	20,965	2,354	52
Total securities held-to-maturity	8,155	22	15	457,675	47,745	1,806	465,830	47,767	1,821
Total securities	$32,834	$209	16	$600,697	$68,240	1,886	$633,531	$68,449	1,902

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

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2024 or 2023. During the three months ended September 30, 2024 and 2023, there were no sales of securities and no gains or losses were recognized.

Index
The estimated fair values of debt securities at September 30, 2024, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)
Securities available-for-sale	Amortized cost	Fair value
Within one year	$204,759	$206,235
After one year through five years	39,893	38,034
After five years through ten years	10,417	8,994
After ten years	-	-
Total securities available-for-sale	255,069	253,263
Mortgage-backed securities	128,034	111,263
Total securities available-for-sale	383,103	364,526

Securities held-to-maturity
Within one year	56,727	56,670
After one year through five years	158,641	158,500
After five years through ten years	175,918	163,847
After ten years	109,187	98,347
Total securities held-to-maturity	500,473	477,364
Mortgage-backed securities	201,912	187,510
Total securities held-to-maturity	702,385	664,874
Total securities	$1,085,488	$1,029,400

At September 30, 2024 and June 30, 2024, securities with an aggregate fair value of $941.5 million and $894.5 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At September 30, 2024 and June 30, 2024, securities with an aggregate fair value of $41.3 million and $40.0 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the three months ended September 30, 2024 or 2023.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three months ended September 30, 2024 or 2023.

(4)          Loans and Allowance for Credit Losses on Loans

Loan segments at September 30, 2024 and June 30, 2024 are summarized as follows:

(In thousands)	September 30, 2024	June 30, 2024
Residential real estate	$413,810	$417,589
Commercial real estate	951,928	936,640
Home equity	30,854	29,166
Consumer	4,836	4,771
Commercial	99,784	111,307
Total gross loans(1)(2)	1,501,212	1,499,473
Allowance for credit losses on loans	(19,781)	(19,244)
Loans receivable, net	$1,481,431	$1,480,229

(1)	Loan balances include net deferred fees/costs of ($181,000) and ($42,000) at September 30, 2024 and June 30, 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.5 million and $6.2 million at September 30, 2024 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Index
Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.6 million at September 30, 2024, of which there were three residential loans totaling $395,000 and four commercial real estate loans totaling $1.7 million that were in process of foreclosure. Included in non-accrual loans were $1.4 million of loans which were less than 90 days past due at September 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. The activity in non-performing loans during the period included $410,000 in loan repayments, $57,000 in charge-offs or transfers to foreclosure, $56,000 in loans returning to performing status, and $441,000 of loans placed into non-performing status.

The following table sets forth information regarding delinquent and/or non-accrual loans at September 30, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$563	$1,232	$1,795	$412,015	$413,810	$2,277
Commercial real estate	-	214	947	1,161	950,767	951,928	1,233
Home equity	13	32	-	45	30,809	30,854	35
Consumer	3	31	-	34	4,802	4,836	-
Commercial loans	-	-	102	102	99,682	99,784	102
Total gross loans	$16	$840	$2,281	$3,137	$1,498,075	$1,501,212	$3,647

The following table sets forth information regarding delinquent and/or non-accrual loans at June 30, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$838	$1,414	$2,252	$415,337	$417,589	$2,518
Commercial real estate	-	-	806	806	935,834	936,640	1,163
Home equity	14	-	47	61	29,105	29,166	47
Consumer	47	6	-	53	4,718	4,771	-
Commercial	-	-	-	-	111,307	111,307	-
Total gross loans	$61	$844	$2,267	$3,172	$1,496,301	$1,499,473	$3,728

At September 30, 2024 and June 30, 2024, the Company had no accruing loans delinquent 90 days or more.

Allowance for Credit Losses on Loans

The allowance for credit losses for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for current conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one year percent change in national GDP and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the CECL reserve for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on nonaccrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if a CECL reserve is required.

Index
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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended September 30, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(77)	(6)	(145)
Recoveries	2	1	-	19	9	31
Provision	280	434	33	12	(108)	651
Balance at September 30, 2024	$4,475	$12,648	$232	$454	$1,972	$19,781

	Activity for the three months ended September 30, 2023
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(122)	(7)	(129)
Recoveries	-	1	-	26	9	36
Provision	317	405	25	117	(402)	462
Balance at September 30, 2023	$4,293	$12,356	$188	$490	$2,922	$20,249

Credit monitoring process

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help monitor any change in borrower risk during the life cycle of their loan. The Company utilizes a credit quality grading system that is used at loan inception and updated as appropriate based on an annual review process. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk and identify any portfolio trends that could impact profitability.  Consistent with regulatory guidelines, the Company provides for the classification of loans, such as “Pass,” “Special Mention,” “Substandard,” “Doubtful” and “Loss” classifications.

Commercial grading system

Loss

Loss ratings are loans that are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted.  Loss rating does not necessarily mean that the loan has no recovery or salvage value, however, it is not practical or desirable to defer charging off the loan.

Index
Doubtful

Doubtful ratings are loans that have all the weakness inherent in loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.  Doubtful ratings generally are non-performing and considered to have a high risk of default.

Substandard

Substandard ratings are loans that possess well-defined weaknesses that jeopardize the orderly liquidation of debt, and are characterized by the distinct possibility that the Company will sustain some loss, if the deficiencies are not corrected. Substandard ratings are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any.

Special mention

Special mention ratings are loans that have potential weaknesses or emerging problems, which require close attention.  These weaknesses, if left uncorrected, could lead to deterioration in the repayment prospects for the loan or the Company’s collateral position in the future.  Special mention loans are less risky than substandard assets as no loss of principal or interest is anticipated unless, the potential problems continue for a prolonged basis.

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
Non-performing

Non-performing loans are loans in which the borrower has not made the scheduled payments of principal or interest, and are generally loans over 90 days past due and still accruing interest, and loans on non-accrual status.

Performing

Performing loans are those loans in which the borrower is making timely payments of both principal and interest as upon the agreed loan terms.

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the three months ended September 30, 2024:

	At September 30, 2024
(In thousands)	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
	2025	2024	2023	2022	2021	Prior

Residential real estate
By payment activity status:
Performing	$7,821	$54,991	$62,158	$90,275	$77,189	$119,100	$-	$-	$411,534
Non-performing	-	-	-	62	-	2,214	-	-	2,276
Total residential real estate	7,821	54,991	62,158	90,337	77,189	121,314	-	-	413,810
Current period gross charge-offs	-	-	-	-	44	-	-	-	44

Commercial real estate
By internally assigned grade:
Pass	17,506	109,278	204,488	241,493	124,624	207,190	4,625	2,265	911,469
Special mention	-	-	8,318	2,446	287	4,832	-	-	15,883
Substandard	-	327	2,011	3,475	195	18,568	-	-	24,576
Total commercial real estate	17,506	109,605	214,817	247,414	125,106	230,590	4,625	2,265	951,928
Current period gross charge-offs	-	-	-	-	-	5	-	-	5

Home equity
By payment activity status:
Performing	777	5,649	2,774	321	401	1,230	19,666	-	30,818
Non-performing	-	-	-	-	-	3	33	-	36
Total home equity	777	5,649	2,774	321	401	1,233	19,699	-	30,854
Current period gross charge-offs	-	-	-	-	-	-	13	-	13

Consumer
By payment activity status:
Performing	829	1,884	1,087	613	244	102	77	-	4,836
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	829	1,884	1,087	613	244	102	77	-	4,836
Current period gross charge-offs	71	6	-	-	-	-	-	-	77

Commercial
By internally assigned grade:
Pass	1,432	12,495	8,911	6,394	14,170	18,004	25,836	198	87,440
Special mention	-	-	-	5,762	-	614	1,733	-	8,109
Substandard	-	-	-	1,726	33	753	1,723	-	4,235
Total Commercial	$1,432	$12,495	$8,911	$13,882	$14,203	$19,371	$29,292	$198	$99,784
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$6	$-	$6

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the twelve months ended June 30, 2024:

At June 30, 2024
(In thousands)	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
	2024	2023	2022	2021	2020	Prior
Residential real estate
By payment activity status:
Performing	$55,070	$62,643	$92,995	$79,815	$32,588	$91,936	$-	$24	$415,071
Non-performing	-	-	-	185	169	2,164	-	-	2,518
Total residential real estate	55,070	62,643	92,995	80,000	32,757	94,100	-	24	417,589
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	103,537	210,652	242,917	126,135	79,431	135,928	4,716	363	903,679
Special mention	-	1,188	2,468	295	430	4,102	-	-	8,483
Substandard	329	1,680	3,493	158	4,046	14,772	-	-	24,478
Total commercial real estate	103,866	213,520	248,878	126,588	83,907	154,802	4,716	363	936,640
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	5,929	2,888	336	429	266	1,128	18,143	-	29,119
Non-performing	-	-	-	-	-	-	47	-	47
Total home equity	5,929	2,888	336	429	266	1,128	18,190	-	29,166
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	2,363	1,217	689	277	83	65	77	-	4,771
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	2,363	1,217	689	277	83	65	77	-	4,771
Current period gross charge-offs	393	22	49	7	1	-	9	-	481

Commercial
By internally assigned grade:
Pass	12,761	8,919	12,845	14,587	4,934	15,280	32,001	636	101,963
Special mention	-	-	78	-	35	834	3,893	-	4,840
Substandard	-	-	1,765	34	165	265	2,275	-	4,504
Total Commercial	$12,761	$8,919	$14,688	$14,621	$5,134	$16,379	$38,169	$636	$111,307
Current period gross charge-offs	$-	$-	$-	$989	$-	$137	$26	$-	$1,152

No loans were classified as doubtful or loss at September 30, 2024 or June 30, 2024. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The allowance for credit losses on unfunded commitments at September 30, 2024 was $1.6 million as compared to $1.3 million at June 30, 2024.

Individually Evaluated Loans

As of September 30, 2024, loans evaluated individually had an amortized cost basis of $1.4 million, with an allowance for credit losses on loans of $793,000, as compared to $1.4 million, with an allowance for credit losses on loans of $662,000 at June 30, 2024. At September 30, 2024, the amortized cost basis of collateral dependent loans was $631,000 and $774,000 for commercial real estate and residential loans, respectively. At June 30, 2024, the amortized cost basis of collateral dependent loans was $631,000 and $774,000 for commercial real estate and residential loans, respectively. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. The collateral value associated with collateral dependent loans was $612,000 and $662,000 at September 30, 2024 and June 30, 2024, respectively.

Index
Loan Modifications to Borrowers Experiencing Financial Difficulties

There were no loans during the three months ended September 30, 2024 and 2023 that were modified to borrowers experiencing financial difficulty.

The Company closely monitors the performance of loans that have been modified in accordance with ASU 2022-02. Loans modified during the twelve months ended September 30, 2024 are performing within their modified terms with no payment defaults.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At September 30, 2024
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$4,077	$-	$-	$-	$4,077
Consumer	18	-	-	-	18
Total	$4,095	$-	$-	$-	$4,095

The Company adopted ASU 2022-02 on July 1, 2023 and as of the three months ended September 30, 2023, there were no loans modified to borrowers experiencing financial difficulty.

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At September 30, 2024 and June 30, 2024, the Company had no foreclosed real estate.

(5)          Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of September 30, 2024 and June 30, 2024 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

The FASB ASC Topic 820 on “Fair Value Measurement” established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. A fair value hierarchy exists within GAAP that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$41,809	$-	$41,809	$-
U.S. government sponsored enterprises	11,496	-	11,496	-
State and political subdivisions	181,263	-	181,263	-
Mortgage-backed securities-residential	36,288	-	36,288	-
Mortgage-backed securities-multi-family	74,975	-	74,975	-
Corporate debt securities	18,695	-	18,695	-
Securities available-for-sale	364,526	-	364,526	-
Equity securities	339	339	-	-
Interest rate swaps	2,892	-	2,892	-
Total	$367,757	$339	$367,418	$-

Liabilities:
Interest rate swaps	$2,892	$-	$2,892	$-
Total	$2,892	$-	$2,892	$-

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$41,195	$-	$41,195	$-
U.S. government sponsored enterprises	10,974	-	10,974	-
State and political subdivisions	170,669	-	170,669	-
Mortgage-backed securities-residential	36,575	-	36,575	-
Mortgage-backed securities-multi-family	72,300	-	72,300	-
Corporate debt securities	18,288	-	18,288	-
Securities available-for-sale	350,001	-	350,001	-
Equity securities	328	328	-	-
Interest rate swaps	585	-	585	-
Total	$350,914	$328	$350,586	$-

Liabilities:
Interest rate swaps	$585	$-	$585	$-
Total	$585	$-	$585	$-

Index
Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans evaluated individually for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 40%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

Fair values for foreclosed real estate are initially recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Values are derived from appraisals, similar to loans evaluated individually for expected credit loss, of underlying collateral. Any write-downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur.  In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 60%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

		September 30, 2024		June 30, 2024
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans evaluated individually	3	$1,405	$612	$1,405	$662

No other financial assets or liabilities were re-measured during the three month period on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for total cash and cash equivalents, long-term certificates of deposit, accrued interest receivable and accrued interest payable approximate their fair values.  Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature.  The fair values for loans are measured using the "exit price" notion, which is a reasonable estimate of what another party might pay in an orderly transaction.  Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date.  The carrying amounts for variable rate money market deposits approximate fair values at the reporting date.  Fair values for long- term certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates.  Fair value for Federal Home Loan Bank long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.  The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value.  Fair value for subordinated notes payable is estimated based on a discounted cash flow methodology or observations of recent highly similar transactions. Fair value for interest rate swaps include any accrued interest and are valued using the present value of cash flows discounted using observable forward rate assumptions.  The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

	September 30, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$213,469	$213,469	$213,469	$-	$-
Long-term certificates of deposit	2,579	2,561	-	2,561	-
Securities available-for-sale	364,526	364,526	-	364,526	-
Securities held-to-maturity	701,919	664,874	-	664,874	-
Equity securities	339	339	339	-	-
Federal Home Loan Bank stock	4,795	4,795	-	4,795	-
Net loans receivable	1,481,431	1,402,271	-	-	1,402,271
Accrued interest receivable	14,909	14,909	-	14,909	-
Interest rate swaps asset	2,892	2,892	-	2,892	-

Deposits	2,485,874	2,485,707	-	2,485,707	-
Borrowings	92,781	92,764	-	92,764	-
Subordinated notes payable, net	49,727	47,093	-	47,093	-
Accrued interest payable	1,432	1,432	-	1,432	-
Interest rate swaps liability	2,892	2,892	-	2,892	-

	June 30, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$190,395	$190,395	$190,395	$-	$-
Long-term certificate of deposit	2,831	2,760	-	2,760	-
Securities available-for-sale	350,001	350,001	-	350,001	-
Securities held-to-maturity	690,354	630,241	-	630,241	-
Equity securities	328	328	328	-	-
Federal Home Loan Bank stock	7,296	7,296	-	7,296	-
Net loans receivable	1,480,229	1,387,325	-	-	1,387,325
Accrued interest receivable	14,269	14,269	-	14,269	-
Interest rate swap asset	585	585	-	585	-

Deposits	2,389,222	2,388,305	-	2,388,305	-
Borrowings	149,456	149,438	-	149,438	-
Subordinated notes payable, net	49,681	46,114	-	46,114	-
Accrued interest payable	1,551	1,551	-	1,551	-
Interest rate swap liability	585	585	-	585	-

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

The following table present the notional amount and fair values of interest rate derivative positions:

	At September 30, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$78,216	$2,892	Other Liabilities	$78,216	$2,892
Less cash collateral			-	Other Liabilities		(3,290)
Total after netting			$2,892			$(398)

	At June 30, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$50,707	$585	Other Liabilities	$50,707	$585
Less cash collateral			-	Other Liabilities		(410)
Total after netting			$585			$175

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives.  At September 30, 2024, the Company’s exposure to participations-out was $429,000, with a notional amount of $10.9 million as compared to $105,000, with a notional amount of $8.0 million at June 30, 2024.

Index
RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The credit exposure associated with risk participations-in was $1.3 million and $276,000 as of September 30, 2024 and June 30, 2024, respectively. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between 3 to 15 years. At September 30, 2024 and June 30, 2024, the Company held RPAs with a notional amount of $116.8 million and $112.3 million, respectively.

(7)          Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2024 and 2023.

	For the three months ended September 30,
	2024	2023

Net Income	$6,261,000	$6,469,000
Weighted average shares – basic	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828

Earnings per share - basic	$0.37	$0.38
Earnings per share - diluted	$0.37	$0.38

(8)    Dividends

On July 17, 2024, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.36 per share, which represents a 12.5% increase from the previous annual cash dividend rate of $0.32 per share. The dividend was payable to stockholders of record as of August 15, 2024, and was paid on August 30, 2024. Greene County Bancorp, MHC did not waive its right to receive this dividend.

(9)        Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan were as follows:

(In thousands)	2024	2023
Interest cost	$53	$52
Expected return on plan assets	(57)	(55)
Amortization of net loss	8	19
Net periodic pension expense	$4	$16

The interest cost, expected return on plan assets and amortization of net loss components are included in other noninterest expense on the consolidated statements of income. On an annual basis, upon the completion of the third-party actuarial valuation related to the defined benefit pension plan, the Company records adjustments to accumulated other comprehensive income. The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2025.

Index
SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP is intended to provide a benefit from the Bank upon vested retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). The SERP is more fully described in Note 9, Employee Benefits Plans of the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

The net periodic pension costs related to the SERP for the three months ended September 30, 2024 were $514,000, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $15.9 million at September 30, 2024 and $15.2 million at June 30, 2024, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

(10)         Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company.  A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10, Stock-Based Compensation of the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2024 and 2023 were as follows:

	2024	2023
Number of options outstanding, at beginning of year	2,253,535	2,535,840
Options granted	651,595	672,095
Options paid in cash upon vesting	(248,500)	-
Number of options outstanding, at period end	2,656,630	3,207,935

(In thousands)	2024	2023
Cash paid out on options vested	$937	$-
Compensation expense recognized	$611	$632

The total liability for the Plan was $5.2 million and $5.5 million at September 30, 2024 and June 30, 2024, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Index

(11)        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended September 30, 2024 and 2023
(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification	5,570	-	5,570
Other comprehensive income for the three months ended September 30, 2024	5,570	-	5,570
Balance – September 30, 2024	$(13,612)	$(528)	$(14,140)

Balance – June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive loss before reclassification	(3,712)	-	(3,712)
Other comprehensive loss for the three months ended September 30, 2023	(3,712)	-	(3,712)
Balance – September 30, 2023	$(24,243)	$(877)	$(25,120)

(12)        Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases as September 30, 2024 and June 30, 2024, and for the three months ended September 30, 2024 and 2023:

(In thousands)
Operating lease amounts:	September 30, 2024	June 30, 2024
Right-of-use assets	$2,080	$2,071
Lease liabilities	$2,165	$2,159

	For the three months ended September 30,
	2024	2023
(In thousands)
Other information:
Operating outgoing cash flows from operating leases	$125	$113
Right-of-use assets obtained in exchange for new operating lease liabilities	$117	$19

Lease costs:
Operating lease cost	$113	$102
Variable lease cost	$11	$11

Index
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of September 30, 2024:

(In thousands, except weighted-average information)
Within the twelve months ended September 30,
2025	$504
2026	514
2027	441
2028	379
2029	231
Thereafter	284
Total undiscounted cash flow	2,353
Less net present value adjustment	(188)
Lease liability	$2,165

Weighted-average remaining lease term (years)	5.08
Weighted-average discount rate	3.14%

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

The table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	September 30, 2024	June 30, 2024
Unfunded loan commitments	$108,162	$107,966
Unused lines of credit	114,734	99,176
Standby letters of credit	754	754
Total credit-related financial instruments with off-balance sheet risk	$223,650	$207,896

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At September 30, 2024, the allowance for credit losses on unfunded commitments totaled $1.6 million as compared to $1.3 million at June 30, 2024.

Index
(14)        Variable Interest Entities

Solar Tax Credit Investments

The Company makes non-marketable equity investments in entities that sponsor solar development projects that qualify for the Solar Tax Credit Program.  The purpose of these investments is to assist the Company in meeting its responsibilities under the Community Reinvestment Act (“CRA”), and to provide a return, primarily through the realization of tax benefits. The Company does not have controlling interest and is not the primary beneficiary for the solar tax credit investments, therefore the entity is not consolidated. The Company has determined that it is not the primary beneficiary due to its inability to direct activities that most significantly impact economic performance. The Company applies the proportional amortization method to subsequently measure its investment in solar tax credit projects.

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	September 30, 2024
Gross investment in solar tax credit investments	$132
Accumulated amortization	-
Net investment in solar tax credit investments	$132

Unfunded commitments for solar tax credit investments	$2,868

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable and other assets within the Company’s consolidated statements of financial condition, and represents the Company’s maximum exposure to loss.

(15)        Subsequent events

On October 16, 2024, the Board of Directors announced a cash dividend for the quarter ended September 30, 2024 of $0.09 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.36 per share, which was the same rate as the dividend declared during the previous quarter. The dividend will be payable to stockholders of record as of November 15, 2024, and is expected to be paid on November 29, 2024. Greene County Bancorp, MHC does not intend to waive its receipt of this dividend.

Management has reviewed events from the date of the unaudited consolidated financial statements, and accompanying notes thereto, through the date of issuance, and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this Management’s Discussion and Analysis and elsewhere in this quarterly report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results. The words “believe,” “may,” “will,” “intend,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements. Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:

(a)	changes in general market interest rates,
(b)	changes in general economic conditions,
(c)	credit risk,
(d)	continued period of high inflation could adversely impact customers,
(e)	cybersecurity risks,
(f)	changes in general business and economic trends,
(g)	legislative and regulatory changes,

Index
(h)	monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(i)	changes in the quality or composition of Greene County Bancorp, Inc.’s loan and investment portfolios,
(j)	deposit flows,
(k)	competition, and
(l)	demand for financial services in Greene County Bancorp, Inc.’s market area.

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

Critical Accounting Policies

Critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1, Summary of significant accounting policies to the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Refer to Note 2, Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q for recently adopted accounting standards. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

Index
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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. The allowance for credit losses is significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in volatility to the allowance for credit losses, and therefore, volatility to our reported earnings. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1, Summary of significant accounting policies with the audited consolidated financial statements and notes presented in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

ASSETS

Total assets of the Company were $2.9 billion at September 30, 2024 and $2.8 billion at June 30, 2024, an increase of $48.8 million, or 1.7%. Securities available-for-sale and held-to-maturity increased $26.1 million, or 2.5%, to $1.1 billion at September 30, 2024 as compared to $1.0 billion at June 30, 2024. Net loans receivable remained at $1.5 billion at September 30, 2024 and June 30, 2024.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $213.5 million at September 30, 2024 and $190.4 million at June 30, 2024, an increase of $23.0 million, or 12.1%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company held excess cash balances for both quarter ends in response to the recent industry turmoil and has continued to maintain strong capital and liquidity positions as of September 30, 2024.

SECURITIES

Securities available-for-sale and held-to-maturity increased $26.1 million, or 2.5%, to $1.1 billion at September 30, 2024 as compared to $1.0 billion at June 30, 2024. Securities purchases totaled $115.2 million during the three months ended September 30, 2024, and consisted primarily of $77.4 million of state and political subdivision securities, $24.7 million of U.S. Treasury securities, $9.2 million of collateralized mortgage obligations and $3.9 million of mortgage-backed securities.  Principal pay-downs and maturities during the three months ended September 30, 2024 amounted to $97.0 million, primarily consisting of $66.5 million of state and political subdivision securities, $25.0 million of U.S. Treasury securities, $4.5 million of mortgage-backed securities, and $683,000 of collateralized mortgage obligations.  At September 30, 2024, 59.3% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 29.3% of our securities portfolio at September 30, 2024, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of September 30, 2024 and June 30, 2024. Refer to financial statements Note 3, Securities for the complete fair value of securities.

	September 30, 2024		June 30, 2024
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$41,809	3.9%	$41,195	4.0%
U.S. government sponsored enterprises	11,496	1.1	10,974	1.0
State and political subdivisions	181,263	17.0	170,669	16.4
Mortgage-backed securities-residential	36,288	3.4	36,575	3.5
Mortgage-backed securities-multifamily	74,975	7.0	72,300	6.9
Corporate debt securities	18,695	1.8	18,288	1.8
Total securities available-for-sale	364,526	34.2	350,001	33.6
Securities held-to-maturity:
U.S. Treasury securities	23,803	2.2	23,785	2.3
State and political subdivisions	451,280	42.3	450,299	43.3
Mortgage-backed securities-residential	59,045	5.5	48,033	4.6
Mortgage-backed securities-multifamily	142,867	13.4	143,363	13.8
Corporate debt securities	24,895	2.4	24,844	2.4
Other securities	29	0.0	30	0.0
Total securities held-to-maturity	701,919	65.8	690,354	66.4
Total securities (at carrying value)	$1,066,445	100.0%	$1,040,355	100.0%

There was no ACL recorded on securities available-for-sale as of either period presented as each of the securities in the  portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. At September 30, 2024, the ACL on securities held-to-maturity was $466,000 as compared to $483,000 at June 30, 2024.

LOANS

Net loans receivable increased $1.2 million, or 0.1%, to $1.5 billion at September 30, 2024 and June 30, 2024. The loan growth experienced during the three months ended September 30, 2024, consisted primarily of $15.3 million in commercial real estate loans and $1.7 million in home equity loans, partially offset by a decrease of $11.5 million in commercial loans, $3.8 million in residential real estate loans, and a $537,000 increase in the allowance for credit losses on loans. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in regards to all loan originations, and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
	September 30, 2024		June 30, 2024
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$413,810	27.6%	$417,589	27.8%
Commercial real estate	951,928	63.4	936,640	62.5
Home equity	30,854	2.1	29,166	2.0
Consumer	4,836	0.3	4,771	0.3
Commercial loans	99,784	6.6	111,307	7.4
Total gross loans(1)(2)	1,501,212	100.0%	1,499,473	100.0%
Allowance for credit losses on loans	(19,781)		(19,244)
Total net loans	$1,481,431		$1,480,229

(1)	Loan balances include net deferred fees/cost of ($181,000) and ($42,000) at September 30, 2024 and at June 30, 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.5 million and $6.2 million at September 30, 2024 and at June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At September 30, 2024
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$31,481	3.3%
Mixed use real estate	30,243	3.2
Office building	19,023	2.0
Retail	18,167	1.9
Firehouse	13,700	1.4
Other	53,372	5.6
Total owner occupied	165,986	17.4

Non-owner occupied:
Multi-family	248,235	26.1
Mixed use real estate	104,278	11.0
Retail plaza	86,744	9.1
Construction	85,657	9.0
Motel/hotel	61,697	6.5
Office building	56,202	5.9
Warehouse	55,931	5.9
Other	87,198	9.1
Total non-owner occupied	785,942	82.6
Total commercial real estate	$951,928	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 82.6% in non-owner occupied loans and 17.4% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 53.6%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 49.9%, as of September 30, 2024.  The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of September 30, 2024, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $248.2 million, or 26.1% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of September 30, 2024, the weighted average LTV was approximately 55.3% for the non-owner occupied multi-family loan segment.

Index
As of September 30, 2024, non-owner occupied construction loans were $85.7 million, or 9.0% of total commercial real estate loans.  Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects.  High volatility commercial real estate loan exposure totaled $1.1 million, or 1.0% of the Company’s construction exposure. Construction loans are primarily comprised of approximately 33.5% mixed use real estate, 23.1% multi-family buildings, 18.6% pre-construction and land loans, and 11.3% retail plaza.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $56.2 million, or 5.9% of total commercial real estate loans as of September 30, 2024. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of September 30, 2024, the weighted average LTV was approximately 62.9% for the non-owner occupied office loan segment.

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

The ACL is based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for current conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the residential real estate, commercial real estate, home equity and commercial loan segments. The remaining life method is utilized to determine the CECL reserve for the consumer loan segment. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of collateral for collateral dependent loans less selling expenses will be compared to the loan balance to determine if a CECL reserve is required. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

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

Additional information about the ACL is included in Note 4, “Loans and Allowance for Credit Losses on Loans,” of the Company’s 2024 Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

The ACL totaled $19.8 million at September 30, 2024, compared to $19.2 million at June 30, 2024. The ACL to total loans receivable was 1.32% at September 30, 2024 compared to 1.28% at June 30, 2024. The increase in the ACL from September 30, 2024 to June 30, 2024 was attributable to unfavorable changes in the economic forecasts used in the Company’s CECL modeling, primarily due to an increase in the Federal Reserve FOMC’s median forecasted year over year U.S. civilian unemployment rate and a decrease in the annual change in the U.S. GDP.

The allowance for credit losses on unfunded commitments as of September 30, 2024 was $1.6 million as compared to $1.3 million at June 30, 2024, an increase of $310,000. The increase in the reserve was primarily due to an increase in the contractual obligations to extend credit.

Index
Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due and still accruing, other reals estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of September 30, 2024 and June 30, 2024 there were three loans being monitored in the prior twelve months under ASU-2022-02 with a total amortized basis of $4.1 million.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	September 30, 2024	June 30, 2024
Non-accrual loans:
Residential real estate	$2,277	$2,518
Commercial real estate	1,233	1,163
Home equity	35	47
Commercial	102	-
Total non-accrual loans	$3,647	$3,728
Total non-performing assets	$3,647	$3,728

Non-accrual loans to total loans	0.25%	0.25%
Non-performing loans to total loans	0.25%	0.25%
Non-performing assets to total assets	0.13%	0.13%
Allowance for credit losses on loans to non-performing loans	542.39%	516.20%
Allowance for credit losses on loans to non-accrual loans	542.39%	516.20%

At September 30, 2024 and June 30, 2024, there were no loans greater than 90 days and accruing.

Non-performing assets amounted to $3.6 million at September 30, 2024 and $3.7 million at June 30, 2024.  Loans on non-accrual status totaled $3.6 million at September 30, 2024, of which there were three residential loans totaling $395,000 and four commercial real estate loans totaling $1.7 million that were in process of foreclosure. Included in non-accrual loans were $1.4 million of loans which were less than 90 days past due at September 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which there were four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

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

Deposits totaled $2.5 billion at September 30, 2024 and $2.4 billion at June 30, 2024, an increase of $96.7 million, or 4.1%. The Company had zero brokered deposits at September 30, 2024 and June 30, 2024, respectively.  NOW deposits increased $87.9 million, or 5.0%, certificates of deposits increased $17.9 million, or 12.9%, and noninterest-bearing deposits increased $7.4 million, or 5.9%, when comparing September 30, 2024 and June 30, 2024. Savings deposits decreased $7.9 million, or 3.2%, and money market deposits decreased $8.6 million, or 7.6%, when comparing September 30, 2024 and June 30, 2024.

Index
Major classifications of deposits at September 30, 2024 and June 30, 2024 are summarized as follows:

(In thousands)	September 30, 2024	Percentage of portfolio	June 30, 2024	Percentage of portfolio
Noninterest-bearing deposits	$132,897	5.4%	$125,442	5.3%
Certificates of deposit	156,344	6.3	138,493	5.8
Savings deposits	244,415	9.8	252,362	10.6
Money market deposits	104,698	4.2	113,266	4.7
NOW deposits	1,847,520	74.3	1,759,659	73.6
Total deposits	$2,485,874	100.0%	$2,389,222	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	September 30, 2024	Percentage of portfolio	June 30, 2024	Percentage of portfolio
Business deposits	$470,876	18.9%	$462,716	19.4%
Retail deposits	871,695	35.1	882,170	36.9
Municipal deposits	1,143,303	46.0	1,044,336	43.7
Total deposits	$2,485,874	100.0%	$2,389,222	100.0%

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

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	At September 30, 2024
Uninsured deposits, per regulatory requirements	$1,358,200
Less: Affiliate deposits	(41,460)
Collateralized deposits	(1,012,739)
Uninsured deposits, after exclusions	$304,001

Immediately available liquidity(1)	$399,984
Uninsured deposits coverage	131.6%
(1)
Reflects $213.5 million of cash and cash equivalents, $164.6 million and $21.9 million of remaining borrowing capacity from the Federal Home Loan Bank and the Federal Reserve Bank, as of September 30, 2024.

Uninsured deposits after exclusions, represents 12.2% of total deposits as of September 30, 2024. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

Index
BORROWINGS

At September 30, 2024, the Bank had pledged approximately $604.8 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $362.4 million at September 30, 2024, of which there were $4.8 million long-term fixed rate borrowings, $130.0 million irrevocable municipal letters of credit and $63.0 million in overnight borrowings outstanding at September 30, 2024. At June 30, 2024, the Bank had $115.3 million in overnight borrowings, and $9.2 million of long-term borrowings with the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing.  The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At September 30, 2024, the Bank had a FHLB long-term fixed rate borrowing of $4.8 million at a stated rate of 5.2%, maturing March 2025.

The Bank also pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings and the “Bank Term Funding Program” (“BTFP”). The BTFP was established by the Federal Reserve Bank to provide additional funding to eligible depository institutions to meet the needs of their depositors. At September 30, 2024, approximately $41.3 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window and the BTFP, of which there were zero overnight borrowings outstanding with the discount window and $25.0 million outstanding with the BTFP. At September 30, 2024, the BTFP consisted of a $25.0 million long-term borrowing at a stated rate of 4.8%, maturing in January 2025.

At June 30, 2024, there were zero overnight borrowings outstanding with the discount window and $25.0 million outstanding with the BTFP.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for the Bank at September 30, 2024 and June 30, 2024.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPA”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months. These notes are callable on September 15, 2025. At September 30, 2024, there were $19.9 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At September 30, 2024, there were $29.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The sales of the SNPAs were made in a private placement to accredited investors under the exemption from registration provided under Securities and Exchange Commission Rule 506.  The Notes are not registered under the Securities Act of 1933, as amended ("Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For regulatory purposes, the Company allocated the SNPAs to The Bank of Greene County to qualify as Tier 1 capital subject to a 25% of capital limitation under risk-based capital guidelines. The portion that exceeds the 25% of capital limitation qualifies as Tier 2 capital.

At September 30, 2024, there were zero other long-term borrowings and therefore, no scheduled maturities of long-term borrowings.

Index
EQUITY

Shareholders’ equity increased to $216.3 million at September 30, 2024 compared to $206.0 million at June 30, 2024, resulting primarily from net income of $6.3 million and a decrease in accumulated other comprehensive loss of $5.6 million, partially offset by dividends declared and paid of $1.5 million.

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

As of the quarter ended September 30, 2024, market rates decreased as compared to June 30, 2024 due to the Federal Reserve cutting its target benchmark by 50 basis points at the September 2024 meeting. This resulted in the fair value of the fixed income bond portfolio to increase, and improve the unrealized loss position as of September 30, 2024.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three months ended September 30, 2024, the Company did not repurchase any shares.

Selected Equity Data:
	September 30, 2024	June 30, 2024
Shareholders’ equity to total assets, at end of period	7.52%	7.29%
Book value per share(1)	$12.70	$12.10
Closing market price of common stock	$30.90	$33.71

	For the three months ended September 30,
	2024	2023
Average shareholders’ equity to average assets	7.87%	7.00%
Dividend payout ratio(2)	24.32%	21.05%
Actual dividends paid to net income(3)	24.48%	21.05%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024. Dividends declared during the three months ended September 30, 2023 and September 30, 2024 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three months ended September 30, 2024 and 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates.  There were no tax equivalent adjustments were made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended September 30,
	2024			2023
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,490,079	$19,243	5.17%	$1,429,657	$17,205	4.81%
Securities non-taxable	609,339	4,468	2.93	638,478	4,290	2.69
Securities taxable	442,843	3,313	2.99	400,024	2,224	2.22
Interest-bearing bank balances and federal funds	45,273	689	6.09	64,719	916	5.66
FHLB stock	2,046	56	10.95	2,040	37	7.25
Total interest-earning assets	2,589,580	27,769	4.29%	2,534,918	24,672	3.89%
Cash and due from banks	12,323			12,317
Allowance for credit losses on loans	(19,147)			(20,001)
Allowance for credit losses on securities held-to-maturity	(482)			(492)
Other noninterest-earning assets	100,407			97,787
Total assets	$2,682,681			$2,624,529

Interest-Bearing Liabilities:
Savings and money market deposits	$360,346	$431	0.48%	$399,629	$286	0.29%
NOW deposits	1,723,313	11,742	2.73	1,675,568	9,174	2.19
Certificates of deposit	148,746	1,633	4.39	117,750	1,147	3.90
Borrowings	83,659	827	3.95	58,997	626	4.24
Total interest-bearing liabilities	2,316,064	14,633	2.53%	2,251,944	11,233	2.00%
Noninterest-bearing deposits	125,294			158,278
Other noninterest-bearing liabilities	30,187			30,653
Shareholders' equity	211,136			183,654
Total liabilities and equity	$2,682,681			$2,624,529

Net interest income		$13,136			$13,439
Net interest rate spread			1.76%			1.89%
Net earnings assets	$273,516			$282,974
Net interest margin			2.03%			2.12%
Average interest-earning assets to average interest-bearing liabilities	111.81%			112.57%

(1)Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2024	2023
Net interest income (GAAP)	$13,136	$13,439
Tax-equivalent adjustment(1)	1,713	1,563
Net interest income fully taxable-equivalent basis (non-GAAP)	$14,849	$15,002

Average interest-earning assets (GAAP)	$2,589,580	$2,534,918
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.29%	2.37%

(1)Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended September 30, 2024 and 2023, respectively.

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

	Three months ended September 30,
	2024 versus 2023
	Increase/(decrease)		Total
	Due to		increase/
(In thousands)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$736	$1,302	$2,038
Securities non-taxable	(199)	377	178
Securities taxable	257	832	1,089
Interest-bearing bank balances and federal funds	(292)	65	(227)
FHLB stock	-	19	19
Total interest-earning assets	502	2,595	3,097

Interest-bearing liabilities:
Savings and money market deposits	(31)	176	145
NOW deposits	266	2,302	2,568
Certificates of deposit	329	157	486
Borrowings	246	(45)	201
Total interest-bearing liabilities	810	2,590	3,400
Net change in net interest income	$(308)	$5	$(303)

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

Index
GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets decreased to 0.93% for the three months ended September 30, 2024 as compared to 0.99% for the three months ended September 30, 2023.  Annualized return on average equity decreased to 11.86% for the three months ended September 30, 2024 as compared to 14.09% for the three months ended September 30, 2023. The decrease in return on average assets and return on average equity for the three months ended September 30, 2024 was primarily the result of the balance sheet growing at a faster rate than net income growth. Net income amounted to $6.3 million for the three months ended September 30, 2024 as compared to $6.5 million at September 30, 2023, a decrease of $208,000. Average assets increased $58.2 million, or 2.2%, to $2.7 billion for the three months ended September 30, 2024 as compared to $2.6 billion for the three months ended September 30, 2023. Average equity increased $27.5 million, or 15.0%, to $211.1 million for the three months ended September 30, 2024 as compared to $183.7 million for the three months ended September 30, 2023.

INTEREST INCOME

Interest income amounted to $27.8 million for the three months ended September 30, 2024 as compared to $24.7 million for the three months ended September 30, 2023, an increase of $3.1 million, or 12.6%. The increase in yields earned on loans and securities had the greatest impact on the increases in interest income when comparing the 2024 and 2023 periods. The average balances of loans also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $60.4 million and the yield on loans increased 36 basis points when comparing the three months ended September 30, 2024 and 2023. The average balance of securities increased $13.7 million and the yield on such securities increased 45 basis points when comparing the three months ended September 30, 2024 and 2023.  Average interest-bearing bank balances and federal funds decreased $19.4 million and the yield increased 43 basis points when comparing the three months ended September 30, 2024 and 2023.

INTEREST EXPENSE

Interest expense amounted to $14.6 million for the three months ended September 30, 2024 as compared to $11.2 million for the three months ended September 30, 2023, an increase of $3.4 million, or 30.3%. The increase resulted from an increase of $64.1 million in the average balances of interest-bearing liabilities and increase in the average cost of funds. Increase in the cost of NOW deposits, certificates of deposits and insured cash sweep (“ICS”) deposits had the greatest impact on interest expense reflecting higher market interest rates when comparing the three months ended September 30, 2024 and 2023.

The cost of NOW deposits increased 54 basis points, the cost of certificates of deposit increased 49 basis points, and the cost of savings and money market deposits increased 19 basis points when comparing the three months ended September 30, 2024 and 2023.

The average balance of NOW deposits increased $47.7 million and the average balance of certificates of deposits increased $31.0 million, partially offset by a decrease in average savings and money market deposits of $39.3 million when comparing the three months ended September 30, 2024 and 2023. Average borrowings increased $24.7 million when comparing the three months ended September 30, 2024 and 2023. Yields on interest-earning assets and costs of interest-bearing deposits increased for the three months ended September 30, 2024, as the Company repriced assets and deposits due to the higher interest rate environment. The Company determines interest rates offered on deposit accounts based on current and future economic conditions, competition, liquidity needs, the asset-liability position of the Company and growing the retention of relationships.

NET INTEREST INCOME

Net interest income decreased $303,000 to $13.1 million for the three months ended September 30, 2024 from $13.4 million for the three months ended September 30, 2023. The decrease in net interest income was due to an increase in the average balance of interest-bearing liabilities, which increased $64.1 million when comparing the three months ended September 30, 2024 and 2023, and increases in rates paid on interest-bearing liabilities, which increased 53 basis points when comparing the three months ended September 30, 2024 and 2023. The decrease in net interest income was partially offset by the increase in the average balance of interest-earning assets, which increased $54.7 million when comparing the three months ended September 30, 2024 and 2023, and increases in interest rates on interest-earning assets, which increased 40 basis points when comparing the three months ended September 30, 2024 and 2023.

Net interest rate spread and margin both decreased when comparing the three months ended September 30, 2024 and 2023. Net interest rate spread decreased 13 basis points to 1.76% for the three months ended September 30, 2024 as compared to 1.89% for the three months ended September 30, 2023. Net interest margin decreased 9 basis points to 2.03%, for the three months ended September 30, 2024 as compared to 2.12% for the three months ended September 30, 2023. The decrease was due to the higher interest rate environment, which caused competitive pressure to increase rates paid on deposits, resulting in higher interest expense. This was partially offset by increases in interest income on securities and loans, as they reprice at higher yields and the interest rates earned on new balances were higher than the low levels from the prior periods.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.29% and 2.37% for the three months ended September 30, 2024 and 2023.

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

PROVISION FOR CREDIT LOSSES ON LOANS

Provision for credit losses on loans amounted to $634,000 for the three months ended September 30, 2024 compared to $457,000 for the three months ended September 30, 2023. The loan provision for the three months ended September 30, 2024, was primarily attributable to updated economic forecasts used in the quantitative modeling as of September 30, 2024. The allowance for credit losses on loans to total loans receivable was 1.32% at September 30, 2024 compared to 1.28% at June 30, 2024.

Loans classified as substandard and special mention totaled $59.0 million at September 30, 2024 and $48.6 million at June 30, 2024, an increase of $10.4 million. The increase in loans classified was primarily due to downgrades of commercial real estate loans during the period ended September 30, 2024, that were considered to be performing and paying in accordance with the terms of their loan agreements. Of the loans classified as substandard or special mention, $55.3 million were performing at September 30, 2024. There were no loans classified as doubtful or loss at September 30, 2024 or June 30, 2024.

Net charge-offs on loans amounted to $114,000 and $93,000 for the three months ended September 30, 2024 and 2023, respectively, an increase of $21,000. There were no material charge-offs in any loan segment during the three months ended September 30, 2024. Net charge-offs to average loans was 0.03% for the three months ended September 30, 2024 and 2023, respectively. Net charge-offs to non-performing assets was 12.5% and 6.4% for the three months ended September 30, 2024 and 2023, respectively.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended September 30,		Change from prior year
Noninterest income:	2024	2023	Amount	Percent
Service charges on deposit accounts	$1,226	$1,230	$(4)	(0.3)%
Debit card fees	1,101	1,133	(32)	(2.8)
Investment services	248	243	5	2.1
E-commerce fees	37	29	8	27.6
Bank-owned life insurance	648	362	286	79.0
Other operating income	477	302	175	57.9
Total noninterest income	$3,737	$3,299	$438	13.3%

Noninterest income increased $438,000, or 13.3%, to $3.7 million for the three months ended September 30, 2024 compared to $3.3 million for the three months ended September 30, 2023. The increase for the three-month period was primarily due to an increase in fee income earned on customer interest rate swap contracts, and income from bank owned life insurance (“BOLI”). During the quarter ended December 31, 2023, the Company restructured $23 million of BOLI contracts, by surrendering and simultaneously purchasing new higher-yielding policies, which resulted in higher income derived from BOLI during the 2024 quarter.

Index
NONINTEREST EXPENSE
(Dollars in thousands)	For the three months ended September 30,		Change from prior year
Noninterest expense:	2024	2023	Amount	Percent
Salaries and employee benefits	$5,878	$5,491	$387	7.0%
Occupancy expense	636	537	99	18.4
Equipment and furniture expense	150	138	12	8.7
Service and data processing fees	767	591	176	29.8
Computer software, supplies and support	355	511	(156)	(30.5)
Advertising and promotion	77	97	(20)	(20.6)
FDIC insurance premiums	322	312	10	3.2
Legal and professional fees	364	383	(19)	(5.0)
Other	1,001	785	216	27.5
Total noninterest expense	$9,550	$8,845	$705	8.0%

Noninterest expense increased $705,000, or 8.0%, to $9.6 million for the three months ended September 30, 2024 compared to $8.8 million for the three months ended September 30, 2023. The increase during the 2024 quarter was primarily due to an increase of $387,000 in salaries and employee benefits, due to new positions created during the period to support the Company’s continued growth, an increase of $176,000 in service and data processing fees due to vendor price negotiations in prior periods, and an increase of $285,000 in the reserve for credit losses on off-balance sheet unfunded commitments, due to the Company’s increased contractual obligations to extend credit. This was partially offset by a decrease of $156,000 in computer software and support fees, as compared to the three months ended September 30, 2023.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 6.4% for the three months ended September 30, 2024 and 13.0% for the three months ended September 30, 2023. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, and income received on the bank owned life insurance, to arrive at the effective tax rate. The decrease in the current quarter’s effective tax rate primarily reflects a higher mix of tax-exempt income from municipal bonds, tax advantage loans, bank owned life insurance in proportion to pre-tax income and historic preservation tax credits received on the Company’s new wealth management center, located at 345 Main Street, in Catskill New York.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2024, the Company had $213.5 million in cash and cash equivalents, representing 7.4% of total assets, and had $276.5 million available in unused lines of credit.

In response to liquidity concerns in the banking system, the Federal Reserve Board created the Bank Term Funding Program (BTFP). The program made additional funding available to eligible depository institutions to help assure the institutions can meet the needs of their depositors. Eligible institutions could obtain liquidity against a wide range of collateral. BTFP advances could be requested through March 11, 2024. As of September 30, 2024, the Company has $25.0 million outstanding through the BTFP.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $745.8 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had zero brokered deposits as of September 30, 2024 and June 30, 2024, respectively.

Index
At September 30, 2024, liquidity measures were as follows:

Cash equivalents/(deposits plus short term borrowings)	8.28%
(Cash equivalents plus unpledged securities)/(deposits plus short term borrowings)	9.28%
(Cash equivalents plus unpledged securities plus additional borrowing capacity)/(deposits plus short term borrowings)	20.00%

The Company’s off-balance sheet credit exposures at September 30, 2024:

(In thousands)
Unfunded loan commitments	$108,162
Unused lines of credit	114,734
Standby letters of credit	754
Total commitments	$223,650

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the available-for-sale investment portfolio and borrowing capacity.

The Bank of Greene County and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at September 30, 2024 and June 30, 2024.

			For capital adequacy		To be well capitalized under prompt corrective		Capital conservation
(Dollars in thousands)	Actual		purposes		action provisions		buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2024:

Total risk-based capital	$280,437	17.4%	$128,688	8.0%	$160,860	10.0%	9.43%	2.50%
Tier 1 risk-based capital	260,309	16.2	96,516	6.0	128,688	8.0	10.18	2.50
Common equity tier 1 capital	260,309	16.2	72,387	4.5	104,559	6.5	11.68	2.50
Tier 1 leverage ratio	260,309	9.6	108,278	4.0	135,348	5.0	5.62	2.50

As of June 30, 2024:

Total risk-based capital	$273,460	17.1%	$127,873	8.0%	$159,841	10.0%	9.11%	2.50%
Tier 1 risk-based capital	253,468	15.9	95,905	6.0	127,873	8.0	9.86	2.50
Common equity tier 1 capital	253,468	15.9	71,929	4.5	103,897	6.5	11.36	2.50
Tier 1 leverage ratio	253,468	9.3	109,102	4.0	136,378	5.0	5.29	2.50

Greene County Commercial Bank
As of September 30, 2024:

Total risk-based capital	$111,335	46.1%	$19,305	8.0%	$24,131	10.0%	38.14%	2.50%
Tier 1 risk-based capital	111,335	46.1	14,479	6.0	19,305	8.0	40.14	2.50
Common equity tier 1 capital	111,335	46.1	10,859	4.5	15,685	6.5	41.64	2.50
Tier 1 leverage ratio	111,335	9.8	45,522	4.0	56,903	5.0	5.78	2.50

As of June 30, 2024:

Total risk-based capital	$110,319	49.5%	$17,830	8.0%	$22,288	10.0%	41.50%	2.50%
Tier 1 risk-based capital	110,319	49.5	13,373	6.0	17,830	8.0	43.50	2.50
Common equity tier 1 capital	110,319	49.5	10,029	4.5	14,487	6.5	45.00	2.50
Tier 1 leverage ratio	110,319	9.1	48,385	4.0	60,481	5.0	5.12	2.50

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of the  Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial and accounting officer), evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports, that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, is based upon assumptions and can provide only reasonable, not absolute, assurance that its objective will be met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company have been detected.

Part II.    Other Information

Item 1.	Legal Proceedings
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

Item 1A.	Risk Factors
                       Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Not applicable.
b)	Not applicable.
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2024.

Item 3.	Defaults Upon Senior Securities
                       Not applicable.

Item 4.	Mine Safety Disclosures
                   Not applicable.

Index
Item 5.	Other Information
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended September 30, 2024.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 8, 2024

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)