Form 10-Q
period 2024-12-31
GREENE COUNTY BANCORP INC
filed 2025-02-07
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024
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

As of February 6, 2025, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

Index

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2024 and June 30, 2024
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2024	June 30, 2024
Cash and due from banks	$9,218	$13,897
Interest-bearing deposits	157,225	176,498
Total cash and cash equivalents	166,443	190,395

Long-term certificates of deposit	2,577	2,831
Securities available-for-sale, at fair value	374,453	350,001
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $439 and $483 at December 31, 2024 and June 30, 2024	770,905	690,354
Equity securities, at fair value	371	328
Federal Home Loan Bank stock, at cost	10,669	7,296

Loans receivable	1,551,400	1,499,473
Allowance for credit losses on loans	(20,191)	(19,244)
Net loans receivable	1,531,209	1,480,229

Premises and equipment, net	15,416	15,606
Bank-owned life insurance	58,535	57,249
Accrued interest receivable	16,623	14,269
Prepaid expenses and other assets	18,570	17,230
Total assets	$2,965,771	$2,825,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$112,470	$125,442
Interest-bearing deposits	2,354,788	2,263,780
Total deposits	2,467,258	2,389,222

Borrowings, short-term	194,100	115,300
Borrowings, long-term	6,976	34,156
Subordinated notes payable, net	49,774	49,681
Accrued expenses and other liabilities	29,214	31,429
Total liabilities	2,747,322	2,619,788

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at December 31, 2024 and June 30, 2024; Outstanding – 17,026,828 shares at December 31, 2024, and June 30, 2024	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	225,421	214,740
Accumulated other comprehensive loss	(17,942)	(19,710)
Treasury stock, at cost 195,852 shares at December 31, 2024 and June 30, 2024	(908)	(908)
Total shareholders’ equity	218,449	206,000
Total liabilities and shareholders’ equity	$2,965,771	$2,825,788

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2024 and 2023
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Interest income:
Loans	$19,480	$17,776	$38,723	$34,981
Investment securities - tax exempt	4,943	4,334	9,411	8,624
Investment securities - taxable	3,598	2,378	6,967	4,639
Interest-bearing deposits and federal funds sold	1,397	1,105	2,086	2,021
Total interest income	29,418	25,593	57,187	50,265

Interest expense:
Interest on deposits	14,738	12,558	28,544	23,165
Interest on borrowings	612	647	1,439	1,273
Total interest expense	15,350	13,205	29,983	24,438

Net interest income	14,068	12,388	27,204	25,827
Provision for credit losses	478	170	1,112	627
Net interest income after provision for credit losses	13,590	12,218	26,092	25,200

Noninterest income:
Service charges on deposit accounts	1,273	1,227	2,499	2,457
Debit card fees	1,063	1,120	2,164	2,253
Investment services	252	206	500	449
E-commerce fees	34	30	71	59
Bank-owned life insurance	637	574	1,285	936
Other operating income	616	321	1,093	623
Total noninterest income	3,875	3,478	7,612	6,777

Noninterest expense:
Salaries and employee benefits	5,653	5,654	11,531	11,145
Occupancy expense	615	593	1,251	1,130
Equipment and furniture expense	193	238	343	376
Service and data processing fees	773	614	1,540	1,205
Computer software, supplies and support	404	471	759	982
Advertising and promotion	127	102	204	199
FDIC insurance premiums	347	314	669	626
Legal and professional fees	245	417	609	800
Other	1,029	923	2,030	1,708
Total noninterest expense	9,386	9,326	18,936	18,171

Income before provision for income taxes	8,079	6,370	14,768	13,806
Provision for income taxes	589	663	1,017	1,630
Net income	$7,490	$5,707	$13,751	$12,176

Basic and diluted earnings per share	$0.44	$0.34	$0.81	$0.72
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2024 and 2023
(Unaudited)
(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Net Income	$7,490	$5,707	$13,751	$12,176
Other comprehensive income:
Unrealized holding (losses) gains on securities available-for-sale, gross	(5,189)	8,257	2,412	3,192
Tax effect	(1,387)	2,207	644	854
Unrealized holding (losses) gains on securities available-for-sale, net	(3,802)	6,050	1,768	2,338

Total other comprehensive (loss) income, net of taxes	(3,802)	6,050	1,768	2,338

Comprehensive income	$3,688	$11,757	$15,519	$14,514

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at September 30, 2024	$1,722	$10,156	$219,468	$(14,140)	$(908)	$216,298
Dividends declared			(1,537)			(1,537)
Net income			7,490			7,490
Other comprehensive loss, net of taxes				(3,802)		(3,802)
Balance at December 31, 2024	$1,722	$10,156	$225,421	$(17,942)	$(908)	$218,449

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at September 30, 2023	$1,722	$10,156	$198,318	$(25,120)	$(908)	$184,168
Dividends declared			(629)			(629)
Net income			5,707			5,707
Other comprehensive income, net of taxes				6,050		6,050
Balance at December 31, 2023	$1,722	$10,156	$203,396	$(19,070)	$(908)	$195,296

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2024 and 2023
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(3,070)			(3,070)
Net income			13,751			13,751
Other comprehensive income, net of taxes				1,768		1,768
Balance at December 31, 2024	$1,722	$10,156	$225,421	$(17,942)	$(908)	$218,449

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(1,991)			(1,991)
Net income			12,176			12,176
Other comprehensive income, net of taxes				2,338		2,338
Balance at December 31, 2023	$1,722	$10,156	$203,396	$(19,070)	$(908)	$195,296

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2024 and 2023
(Unaudited)
(In thousands)
	2024	2023
Cash flows from operating activities:
Net Income	$13,751	$12,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	524	440
Deferred income tax benefit	(2,031)	(48)
Net (accretion) amortization of investment premiums and discounts	(329)	657
Net amortization of deferred loan costs and fees	191	177
Amortization of subordinated debt issuance costs	93	93
Provision for credit losses	1,112	627
Bank-owned life insurance income	(1,285)	(936)
Net gain on equity securities	(43)	(19)
Net (decrease) increase in accrued income taxes	(140)	678
Net increase in accrued interest receivable	(2,354)	(2,250)
Net decrease (increase) in prepaid expenses and other assets	186	(1,060)
Net decrease in accrued expense and other liabilities	(2,215)	(2,275)
Net cash provided by operating activities	7,460	8,260

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	88,417	82,091
Purchases of securities	(164,699)	(107,484)
Proceeds from principal payments on securities	54,751	1,757
Securities held-to-maturity:
Proceeds from maturities	19,598	27,168
Purchases of securities	(109,516)	(13,824)
Proceeds from principal payments on securities	9,235	11,185
Net purchase of Federal Home Loan Bank Stock	(3,373)	(5,972)
Maturity of long-term certificates of deposit	250	745
Surrender of bank owned life insurance	-	23,100
Purchase of bank owned life insurance	-	(23,104)
Net increase in loans receivable	(52,327)	(48,702)
Purchases of premises and equipment	(334)	(644)
Net cash used in investing activities	(157,998)	(53,684)

Cash flows from financing activities:
Net increase in short-term advances	78,800	125,000
Proceeds from term advances	-	4,374
Repayment of long-term advances	(27,180)	-
Payment of cash dividends	(3,070)	(1,991)
Net increase (decrease) in deposits	78,036	(102,324)
Net cash provided by financing activities	126,586	25,059

Net decrease in cash and cash equivalents	(23,952)	(20,365)
Cash and cash equivalents at beginning of period	190,395	196,445
Cash and cash equivalents at end of period	$166,443	$176,080

Cash paid during period for:
Interest	$30,399	$24,354
Income taxes	$664	$1,000

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2024 and 2023

(1)      Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2024 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, the Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three and six months ended December 31, 2024 and 2023 are unaudited.

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

The Company uses the equity method to account for unconsolidated investments in VIEs if it has significant influence over the entity’s operating and financing decision.  Unconsolidated investments in VIEs in which the Company does not have significant influence, are carried at a cost measurement alternative. See Note 14, Variable Interest Entities for information on our involvement with VIEs.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2025. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At December 31, 2024, the Bank has 18 full-service offices, lending centers, an operations center, customer call center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

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

(3)        Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At December 31, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$18,177	$-	$1,250	$16,927
U.S. government sponsored enterprises	13,036	-	1,846	11,190
State and political subdivisions	221,696	1,122	1	222,817
Mortgage-backed securities-residential	36,853	43	3,815	33,081
Mortgage-backed securities-multi-family	89,071	-	17,116	71,955
Corporate debt securities	19,386	56	959	18,483
Total securities available-for-sale	$398,219	$1,221	$24,987	$374,453

	At June 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$43,024	$-	$1,829	$41,195
U.S. government sponsored enterprises	13,042	-	2,068	10,974
State and political subdivisions	169,842	828	1	170,669
Mortgage-backed securities-residential	40,402	67	3,894	36,575
Mortgage-backed securities-multi-family	90,261	-	17,961	72,300
Corporate debt securities	19,608	15	1,335	18,288
Total securities available-for-sale	$376,179	$910	$27,088	$350,001

(1)
Amortized cost excludes accrued interest receivable of $4.5 million and $4.0 million at December 31, 2024 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale as of quarter ended December 31, 2024 and June 30, 2024.

The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At December 31, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$23,820	$-	$1,335	$22,485	$-	$23,820
State and political subdivisions	458,289	6,480	35,267	429,502	42	458,247
Mortgage-backed securities-residential	123,544	72	4,165	119,451	-	123,544
Mortgage-backed securities-multi-family	140,306	-	15,777	124,529	-	140,306
Corporate debt securities	25,355	28	1,857	23,526	396	24,959
Other securities	30	-	-	30	1	29
Total securities held-to-maturity	$771,344	$6,580	$58,401	$719,523	$439	$770,905

Index

	At June 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$23,785	$-	$1,749	$22,036	$-	$23,785
State and political subdivisions	450,343	4,541	40,235	414,649	44	450,299
Mortgage-backed securities-residential	48,033	51	3,314	44,770	-	48,033
Mortgage-backed securities-multi-family	143,363	-	17,397	125,966	-	143,363
Corporate debt securities	25,282	12	2,505	22,789	438	24,844
Other securities	31	-	-	31	1	30
Total securities held-to-maturity	$690,837	$4,604	$65,200	$630,241	$483	$690,354

(1)
Amortized cost excludes accrued interest receivable of $5.2 million and $4.1 million at December 31, 2024 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

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

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of December 31, 2024, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

(In thousands)	Three months ended December 31, 2024	Six months ended December 31, 2024
Balance at beginning of period	$466	$483
Benefit for credit losses	(27)	(44)
Balance at end of period	$439	$439

(In thousands)	Three months ended December 31, 2023	Six months ended December 31, 2023
Balance at beginning of period	$498	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	-	503
Benefit for credit losses	(13)	(18)
Balance at end of period	$485	$485

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024.

	Less than 12 Months			More than 12 Months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$236	$2	1	$16,691	$1,248	7	$16,927	$1,250	8
U.S. government sponsored enterprises	-	-	-	11,190	1,846	5	11,190	1,846	5
State and political subdivisions	-	-	-	63	1	1	63	1	1
Mortgage-backed securities-residential	4,685	23	2	21,360	3,792	23	26,045	3,815	25
Mortgage-backed securities-multi-family	-	-	-	71,955	17,116	30	71,955	17,116	30
Corporate debt securities	-	-	-	16,503	959	14	16,503	959	14
Total securities available-for-sale	4,921	25	3	137,762	24,962	80	142,683	24,987	83
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	22,485	1,335	7	22,485	1,335	7
State and political subdivisions	48,382	777	415	245,698	34,490	1,671	294,080	35,267	2,086
Mortgage-backed securities-residential	77,859	1,178	12	27,747	2,987	27	105,606	4,165	39
Mortgage-backed securities-multi-family	-	-	-	124,529	15,777	49	124,529	15,777	49
Corporate debt securities	-	-	-	20,999	1,857	18	20,999	1,857	18
Total securities held-to-maturity	126,241	1,955	427	441,458	56,446	1,772	567,699	58,401	2,199
Total securities	$131,162	$1,980	430	$579,220	$81,408	1,852	$710,382	$83,388	2,282

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

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2024 and 2023. During the three and six months ended December 31, 2024 and 2023, there were no sales of securities and no gains or losses were recognized.

Index
The estimated fair values of debt securities at December 31, 2024, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$221,897	$223,014
After one year through five years	39,978	37,718
After five years through ten years	10,420	8,685
After ten years	-	-
Total securities available-for-sale	272,295	269,417
Mortgage-backed securities	125,924	105,036
Total securities available-for-sale	398,219	374,453

Securities held-to-maturity
Within one year	57,659	57,233
After one year through five years	164,880	161,660
After five years through ten years	181,286	164,244
After ten years	103,669	92,406
Total securities held-to-maturity	507,494	475,543
Mortgage-backed securities	263,850	243,980
Total securities held-to-maturity	771,344	719,523
Total securities	$1,169,563	$1,093,976

At December 31, 2024 and June 30, 2024, securities with an aggregate fair value of $1.0 billion and $894.5 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At December 31, 2024 and June 30, 2024, securities with an aggregate fair value of $19.4 million and $40.0 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three and six months ended December 31, 2024 or 2023.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three and six months ended December 31, 2024 or 2023.

Index
(4)       Loans and Allowance for Credit Losses on Loans

Loan segments at December 31, 2024 and June 30, 2024 are summarized as follows:

(In thousands)	December 31, 2024	June 30, 2024
Residential real estate	$418,968	$417,589
Commercial real estate	983,072	936,640
Home equity	31,780	29,166
Consumer	4,672	4,771
Commercial	112,908	111,307
Total gross loans(1)(2)	1,551,400	1,499,473
Allowance for credit losses on loans	(20,191)	(19,244)
Loans receivable, net	$1,531,209	$1,480,229

(1)
Loan balances include net deferred fees/costs of ($188,000) and ($42,000) at December 31, 2024 and June 30, 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.9 million and $6.2 million at December 31, 2024 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $4.1 million at December 31, 2024, of which there were three residential real estate loans totaling $478,000 and three commercial real estate loans totaling $1.1 million that were in the process of foreclosure. Included in non-accrual loans were $1.3 million of loans which were less than 90 days past due at December 31, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million were in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. The activity in non-performing loans during the period included $723,000 in loan repayments, $30,000 in charge-offs or transfers to foreclosure, and $1.2 million of loans placed into non-performing status.

The following table sets forth information regarding delinquent and/or non-accrual loans at December 31, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on non- accrual
Residential real estate	$2,289	$983	$1,920	$5,192	$413,776	$418,968	$2,937
Commercial real estate	110	-	658	768	982,304	983,072	936
Home equity	51	-	33	84	31,696	31,780	34
Consumer	1	26	-	27	4,645	4,672	-
Commercial loans	32	68	148	248	112,660	112,908	148
Total gross loans	$2,483	$1,077	$2,759	$6,319	$1,545,081	$1,551,400	$4,055

The following table sets forth information regarding delinquent and/or non-accrual loans at June 30, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$838	$1,414	$2,252	$415,337	$417,589	$2,518
Commercial real estate	-	-	806	806	935,834	936,640	1,163
Home equity	14	-	47	61	29,105	29,166	47
Consumer	47	6	-	53	4,718	4,771	-
Commercial	-	-	-	-	111,307	111,307	-
Total gross loans	$61	$844	$2,267	$3,172	$1,496,301	$1,499,473	$3,728

At December 31, 2024 and June 30, 2024, the Company had no accruing loans delinquent 90 days or more.

Index
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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended December 31, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at September 30, 2024	$4,475	$12,648	$232	$454	$1,972	$19,781
Charge-offs	-	-	-	(123)	(7)	(130)
Recoveries	-	1	-	25	9	35
Provision	56	284	2	58	105	505
Balance at December 31, 2024	$4,531	$12,933	$234	$414	$2,079	$20,191

	Activity for the three months ended December 31, 2023
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at September 30, 2023	$3,869	$12,356	$188	$490	$3,346	$20,249
Charge-offs	-	-	-	(154)	(6)	(160)
Recoveries	-	-	-	28	9	37
Provision	141	167	4	122	(251)	183
Balance at December 31, 2023	$4,010	$12,523	$192	$486	$3,098	$20,309

	Activity for the six months ended December 31, 2024
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(200)	(13)	(275)
Recoveries	2	2	-	44	18	66
Provision	336	718	35	70	(3)	1,156
Balance at December 31, 2024	$4,531	$12,933	$234	$414	$2,079	$20,191

Index
	Activity for the six months ended December 31, 2023
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(276)	(13)	(289)
Recoveries	-	1	-	54	18	73
Provision	34	572	29	239	(229)	645
Balance at December 31, 2023	$4,010	$12,523	$192	$486	$3,098	$20,309

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

Index
Non-performing

Non-performing loans are loans in which the borrower has not made the scheduled payments of principal or interest, and are generally loans over 90 days past due and still accruing interest, and loans on non-accrual status.

Performing

Performing loans are those loans in which the borrower is making timely payments of both principal and interest as upon the agreed loan terms.

The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the six months ended December 31, 2024:

	At December 31, 2024
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2025	2024	2023	2022	2021	Prior
Residential real estate
By payment activity status:
Performing	$20,573	$56,299	$61,329	$88,973	$75,098	$113,759	$-	$-	$416,031
Non-performing	-	-	-	60	-	2,877	-	-	2,937
Total residential real estate	20,573	56,299	61,329	89,033	75,098	116,636	-	-	418,968
Current period gross charge-offs	-	-	-	-	44	-	-	-	44

Commercial real estate
By internally assigned grade:
Pass	76,133	116,089	188,886	238,533	122,362	196,346	3,675	2,464	944,488
Special mention	-	-	7,985	667	279	5,947	-	-	14,878
Substandard	-	325	2,654	3,450	158	17,119	-	-	23,706
Total commercial real estate	76,133	116,414	199,525	242,650	122,799	219,412	3,675	2,464	983,072
Current period gross charge-offs	-	-	-	-	-	5	-	-	5

Home equity
By payment activity status:
Performing	1,649	5,394	2,652	282	376	1,013	20,380	-	31,746
Non-performing	-	-	-	-	-	2	32	-	34
Total home equity	1,649	5,394	2,652	282	376	1,015	20,412	-	31,780
Current period gross charge-offs	-	-	-	-	-	-	13	-	13

Consumer
By payment activity status:
Performing	1,139	1,697	947	503	215	83	88	-	4,672
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	1,139	1,697	947	503	215	83	88	-	4,672
Current period gross charge-offs	158	36	-	5	1	-	-	-	200

Commercial
By internally assigned grade:
Pass	6,059	11,766	8,921	5,995	13,607	17,314	39,596	-	103,258
Special mention	-	-	-	5,504	-	147	421	192	6,264
Substandard	-	-	-	1,687	32	649	1,018	-	3,386
Total Commercial	$6,059	$11,766	$8,921	$13,186	$13,639	$18,110	$41,035	$192	$112,908
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$13	$-	$13

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the twelve months ended June 30, 2024:

	At June 30, 2024
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2024	2023	2022	2021	2020	Prior
Residential real estate
By payment activity status:
Performing	$55,070	$62,643	$92,995	$79,815	$32,588	$91,936	$-	$24	$415,071
Non-performing	-	-	-	185	169	2,164	-	-	2,518
Total residential real estate	55,070	62,643	92,995	80,000	32,757	94,100	-	24	417,589
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	103,537	210,652	242,917	126,135	79,431	135,928	4,716	363	903,679
Special mention	-	1,188	2,468	295	430	4,102	-	-	8,483
Substandard	329	1,680	3,493	158	4,046	14,772	-	-	24,478
Total commercial real estate	103,866	213,520	248,878	126,588	83,907	154,802	4,716	363	936,640
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	5,929	2,888	336	429	266	1,128	18,143	-	29,119
Non-performing	-	-	-	-	-	-	47	-	47
Total home equity	5,929	2,888	336	429	266	1,128	18,190	-	29,166
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	2,363	1,217	689	277	83	65	77	-	4,771
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	2,363	1,217	689	277	83	65	77	-	4,771
Current period gross charge-offs	393	22	49	7	1	-	9	-	481

Commercial
By internally assigned grade:
Pass	12,761	8,919	12,845	14,587	4,934	15,280	32,001	636	101,963
Special mention	-	-	78	-	35	834	3,893	-	4,840
Substandard	-	-	1,765	34	165	265	2,275	-	4,504
Total Commercial	$12,761	$8,919	$14,688	$14,621	$5,134	$16,379	$38,169	$636	$111,307
Current period gross charge-offs	$-	$-	$-	$989	$-	$137	$26	$-	$1,152

No loans were classified as doubtful or loss at December 31, 2024 or June 30, 2024. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The allowance for credit losses on unfunded commitments at December 31, 2024 was $1.7 million as compared to $1.3 million at June 30, 2024.

Index
Individually Evaluated Loans

As of December 31, 2024, loans evaluated individually had an amortized cost basis of $1.6 million, with an allowance for credit losses on loans of $548,000, as compared to $1.4 million, with an allowance for credit losses on loans of $662,000 at June 30, 2024. At December 31, 2024, the amortized cost basis of collateral dependent loans was $343,000 and $1.3 million for commercial and residential real estate loans, respectively. At June 30, 2024, the amortized cost basis of collateral dependent loans was $631,000 and $774,000 for commercial and residential real estate loans, respectively. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. The collateral value associated with collateral dependent loans was $1.1 million and $662,000 at December 31, 2024 and June 30, 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the three and six months ended December 31, 2024
	Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$2,569	0.26%
Total	$2,569

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three and six months ended December 31, 2024

Loan type	Interest rate reduction
Commercial real estate	Interest rates were reduced by an average of 1.45%

For the three and six months ended December 31, 2023, there were no loans modified to borrowers experiencing financial difficulty.

The Company closely monitors the performance of loans that have been modified in accordance with ASU 2022-02. There was one consumer loan of $18,000, which was modified during the prior twelve months ended December 31, 2024 and was in payment default. There were three commercial real estate loans of $6.6 million, that were modified during the prior twelve months ended December 31, 2024 and are performing within their modified terms with no payment defaults.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At December 31, 2024
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$6,645	$-	$-	$-	$6,645
Consumer	-	-	18	-	18
Total	$6,645	$-	$18	$-	$6,663

The Company adopted ASU 2022-02 on July 1, 2023 and as of the six months ended December 31, 2023, there were no loans modified to borrowers experiencing financial difficulty.

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At December 31, 2024 and June 30, 2024, the Company had no foreclosed real estate.

Index
(5)       Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of December 31, 2024 and June 30, 2024 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$16,927	$-	$16,927	$-
U.S. government sponsored enterprises	11,190	-	11,190	-
State and political subdivisions	222,817	-	222,817	-
Mortgage-backed securities-residential	33,081	-	33,081	-
Mortgage-backed securities-multi-family	71,955	-	71,955	-
Corporate debt securities	18,483	-	18,483	-
Securities available-for-sale	374,453	-	374,453	-
Equity securities	371	371	-	-
Interest rate swaps	757		757
Total	$375,581	$371	$375,210	$-

Liabilities:
Interest rate swaps	$757	$-	$757	$-
Total	$757	$-	$757	$-

Index
		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$41,195	$-	$41,195	$-
U.S. government sponsored enterprises	10,974	-	10,974	-
State and political subdivisions	170,669	-	170,669	-
Mortgage-backed securities-residential	36,575	-	36,575	-
Mortgage-backed securities-multi-family	72,300	-	72,300	-
Corporate debt securities	18,288	-	18,288	-
Securities available-for-sale	350,001	-	350,001	-
Equity securities	328	328	-	-
Interest rate swaps	585	-	585	-
Total	$350,914	$328	$350,586	$-

Liabilities:
Interest rate swaps	$585	$-	$585	$-
Total	$585	$-	$585	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans evaluated individually for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 8% to 45%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

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

		December 31, 2024		June 30, 2024
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans evaluated individually	3	$1,611	1,063	$1,405	$662

No other financial assets or liabilities were re-measured during the three and six month period on a nonrecurring basis.

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

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$166,443	$166,443	$166,443	$-	$-
Long-term certificates of deposit	2,577	2,563	-	2,563	-
Securities available-for-sale	374,453	374,453	-	374,453	-
Securities held-to-maturity	770,905	719,523	-	719,523	-
Equity securities	371	371	371	-	-
Federal Home Loan Bank stock	10,669	10,669	-	10,669	-
Net loans receivable	1,531,209	1,452,668	-	-	1,452,668
Accrued interest receivable	16,623	16,623	-	16,623	-
Interest rate swaps asset	757	757	-	757	-

Deposits	2,467,258	2,466,667	-	2,466,667	-
Borrowings	201,076	201,387	-	201,387	-
Subordinated notes payable, net	49,774	47,738	-	47,738	-
Accrued interest payable	1,135	1,135	-	1,135	-
Interest rate swaps liability	757	757	-	757	-

	June 30, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$190,395	$190,395	$190,395	$-	$-
Long-term certificate of deposit	2,831	2,760	-	2,760	-
Securities available-for-sale	350,001	350,001	-	350,001	-
Securities held-to-maturity	690,354	630,241	-	630,241	-
Equity securities	328	328	328	-	-
Federal Home Loan Bank stock	7,296	7,296	-	7,296	-
Net loans receivable	1,480,229	1,387,325	-	-	1,387,325
Accrued interest receivable	14,269	14,269	-	14,269	-
Interest rate swap asset	585	585	-	585	-

Deposits	2,389,222	2,388,305	-	2,388,305	-
Borrowings	149,456	149,438	-	149,438	-
Subordinated notes payable, net	49,681	46,114	-	46,114	-
Accrued interest payable	1,551	1,551	-	1,551	-
Interest rate swap liability	585	585	-	585	-

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

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure. These interest rate swap agreements are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company’s consolidated statements of income. The Company records its interest rate swap agreements at fair value and are presented within other assets and other liabilities on the consolidated statements of financial condition. Changes in the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income on the consolidated statements of income. Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. Cash collateral represents the amount that is exchanged under master netting agreements that allows the Company to offset the derivative position with the related collateral. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following table present the notional amount and fair values of interest rate derivative positions:

	At December 31, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$98,569	$757	Other Liabilities	$98,569	$757
Less cash collateral			-	Other Liabilities		-
Total after netting			$757			$757

	At June 30, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$50,707	$585	Other Liabilities	$50,707	$585
Less cash collateral			-	Other Liabilities		(410)
Total after netting			$585			$175

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between four to eight years. The Company’s credit exposure transferred out was zero and $105,000 as of December 31, 2024 and June 30, 2024, respectively. The Company transferred out RPAs with a notional amount of $16.6 million and $8.0 million as of December 31, 2024 and June 30, 2024, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between two to twelve years. The credit exposure associated with risk participations-ins was $137,000 and $276,000 as of December 31, 2024 and June 30, 2024, respectively. The Company held RPAs with a notional amount of $120.5 million and $112.3 million as of December 31, 2024 and June 30, 2024, respectively.

(7)       Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations.  There were no dilutive or anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2024 and 2023.

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023

Net Income	$7,490,000	$5,707,000	$13,751,000	$12,176,000
Weighted average shares - basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share - basic	$0.44	$0.34	$0.81	$0.72
Earnings per share - diluted	$0.44	$0.34	$0.81	$0.72

(8)       Dividends

On October 16, 2024, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.36 per share, which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 15, 2024, and was paid on November 29, 2024. Greene County Bancorp, MHC did not waive its right to receive this dividend.

Index
(9)      Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2024	2023	2024	2023
Interest cost	$53	$52	$106	$104
Expected return on plan assets	(57)	(55)	(114)	(110)
Amortization of net loss	8	19	16	38
Net periodic pension expense	$4	$16	$8	$32

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2024 were $536,000 and $1.0 million, respectively, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $16.5 million at December 31, 2024 and $15.2 million at June 30, 2024, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Number of options outstanding, beginning of period	2,656,630	3,207,935	2,253,535	2,535,840
Options granted	-	-	651,595	672,095
Options forfeited	(12,000)	-	(12,000)	-
Options paid in cash upon vesting	(771,040)	(890,400)	(1,019,540)	(890,400)
Number of options outstanding, end of period	1,873,590	2,317,535	1,873,590	2,317,535

Index

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2024	2023	2024	2023
Cash paid out on options vested	$3,312	$4,051	$4,249	$4,051
Compensation expense recognized	$633	$762	$1,244	$1,394

The total liability for the Plan was $2.5 million and $5.5 million at December 31, 2024 and June 30, 2024, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)      Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended December 31, 2024 and 2023
(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – September 30, 2024	$(13,612)	$(528)	$(14,140)
Other comprehensive loss before reclassification	(3,802)	-	(3,802)
Other comprehensive loss for the three months ended December 31, 2024	(3,802)	-	(3,802)
Balance – December 31, 2024	$(17,414)	$(528)	$(17,942)

Balance – September 30, 2023	$(24,243)	$(877)	$(25,120)
Other comprehensive income before reclassification	6,050	-	6,050
Other comprehensive income for the three months ended December 31, 2023	6,050	-	6,050
Balance – December 31, 2023	$(18,193)	$(877)	$(19,070)

Activity for the six months ended December 31, 2024 and 2023
(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification	1,768	-	1,768
Other comprehensive income for the six months ended December 31, 2024	1,768	-	1,768
Balance – December 31, 2024	$(17,414)	$(528)	$(17,942)

Balance – June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive income before reclassification	2,338	-	2,338
Other comprehensive income for the six months ended December 31, 2023	2,338	-	2,338
Balance – December 31, 2023	$(18,193)	$(877)	$(19,070)

(12)     Operating leases

The Company leases certain branch properties under long-term, operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

Index
The following includes quantitative data related to the Company’s operating leases at December 31, 2024 and June 30, 2024, and for the three and six months ended December 31, 2024 and 2023:

(In thousands)
Operating lease amounts:	December 31, 2024	June 30, 2024
Right-of-use assets	$1,972	$2,071
Lease liabilities	$2,057	$2,159

	For the three months ended December 31,
(In thousands)	2024	2023
Other information:
Operating outgoing cash flows from operating leases	$125	$115

Lease costs:
Operating lease cost	$114	$106
Variable lease cost	$11	$11

	For the six months ended December 31,
(In thousands)	2024	2023
Other information:
Operating outgoing cash flows from operating leases	$250	$228
Right-of-use assets obtained in exchange for new operating lease liabilities	$117	$561

Lease costs:
Operating lease cost	$227	$208
Variable lease cost	$22	$22

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, as of December 31, 2024:

(In thousands, except weighted-average information)
Within the twelve months ended December 31,
2025	$507
2026	510
2027	418
2028	335
2029	232
Thereafter	226
Total undiscounted cash flow	2,228
Less net present value adjustment	(171)
Lease liability	$2,057

Weighted-average remaining lease term (years)	4.87
Weighted-average discount rate	3.16%

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

The table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	December 31, 2024	June 30, 2024
Unfunded loan commitments	$141,903	$107,966
Unused lines of credit	103,481	99,176
Standby letters of credit	779	754
Total credit-related financial instruments with off-balance sheet risk	$246,163	$207,896

The Company enters into contractual commitments to extend credit to its customers in the form of loan commitments and lines of credit, generally with fixed expiration dates and other termination clauses, and may require payment of a fee. Substantially all of the Company's commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding, and are often secured by real estate collateral. Since the majority of the Company's commitments typically expire without being funded, the total contractual amount does not necessarily represent the Company's future payment requirements.

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At December 31, 2024, the allowance for credit losses on unfunded commitments totaled $1.7 million as compared to $1.3 million at June 30, 2024.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	December 31, 2024
Gross investment in solar tax credit investments	$2,586
Accumulated amortization	(2,524)
Net investment in solar tax credit investments	$62

Unfunded commitments for solar tax credit investments	$414

Index

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable and other assets within the Company’s consolidated statements of financial condition, and represents the Company’s maximum exposure to loss.

There were no solar tax credit investments at June 30, 2024.

(15)      Subsequent events

On January 22, 2025, the Board of Directors announced a cash dividend for the quarter ended December 31, 2024 of $0.09 per share on the Company’s common stock.  The dividend reflects an annual cash dividend rate of $0.36 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of February 14, 2025, and is expected to be paid on February 28, 2025.  Greene County Bancorp, MHC intends to waive its receipt of this dividend.

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

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

ASSETS

Total assets of the Company were $2.97 billion at December 31, 2024 and $2.83 billion at June 30, 2024, an increase of $140.0 million, or 5.0%. Securities available-for-sale and held-to-maturity increased $105.0 million, or 10.1%, to $1.1 billion at December 31, 2024 as compared to $1.0 billion at June 30, 2024. Net loans receivable increased $51.0 million, or 3.4%, to $1.53 billion at December 31, 2024 as compared to $1.48 billion at June 30, 2024.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $166.4 million at December 31, 2024 and $190.4 million at June 30, 2024, a decrease of $24.0 million, or 12.6%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company held excess cash balances for both quarter ends in response to the recent industry turmoil and has continued to maintain strong capital and liquidity positions as of December 31, 2024.

SECURITIES

Securities available-for-sale and held-to-maturity increased $105.0 million, or 10.1%, to $1.1 billion at December 31, 2024 as compared to $1.0 billion at June 30, 2024. Securities purchases totaled $274.2 million during the six months ended December 31, 2024, and consisted primarily of $167.9 million of state and political subdivision securities, $72.4 million of mortgage-backed securities, $24.7 million of U.S. Treasury securities, and $9.2 million of collateralized mortgage obligations. Principal pay-downs and maturities during the six months ended December 31, 2024 amounted to $172.0 million, primarily consisting of $107.8 million of state and political subdivision securities, $50.0 million of U.S. Treasury securities, $12.6 million of mortgage-backed securities, $1.4 million of collateralized mortgage obligations and $250,000 of corporate debt securities. At December 31, 2024, 59.4% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 32.2% of our securities portfolio at December 31, 2024, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of December 31, 2024 and June 30, 2024. Refer to financial statements Note 3, Securities for the complete fair value of securities.

	December 31, 2024		June 30, 2024
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$16,927	1.5%	$41,195	4.0%
U.S. government sponsored enterprises	11,190	1.0	10,974	1.0
State and political subdivisions	222,817	19.4	170,669	16.4
Mortgage-backed securities-residential	33,081	2.9	36,575	3.5
Mortgage-backed securities-multifamily	71,955	6.3	72,300	6.9
Corporate debt securities	18,483	1.6	18,288	1.8
Total securities available-for-sale	374,453	32.7	350,001	33.6
Securities held-to-maturity:
U.S. Treasury securities	23,820	2.1	23,785	2.3
State and political subdivisions	458,247	40.0	450,299	43.3
Mortgage-backed securities-residential	123,544	10.8	48,033	4.6
Mortgage-backed securities-multifamily	140,306	12.2	143,363	13.8
Corporate debt securities	24,959	2.2	24,844	2.4
Other securities	29	0.0	30	0.0
Total securities held-to-maturity	770,905	67.3	690,354	66.4
Total securities (at carrying value)	$1,145,358	100.0%	$1,040,355	100.0%

There was no ACL recorded on securities available-for-sale as of either period presented as each of the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. At December 31, 2024, the ACL on securities held-to-maturity was $439,000 as compared to $483,000 at June 30, 2024.

LOANS

Net loans receivable increased $51.0 million, or 3.4%, to $1.53 billion at December 31, 2024 as compared to $1.48 billion at June 30, 2024. Loan growth experienced during the six months ended December 31, 2024 consisted primarily of $46.4 million in commercial real estate loans, $2.6 million in home equity loans, $1.6 million in commercial loans, and $1.4 million in residential real estate loans. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in regards to all loan originations, and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
The following tables present the composition of the Company’s loan portfolio in dollar amounts and percentages as of the dates indicated.

	December 31, 2024		June 30, 2024
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$418,968	27.0%	$417,589	27.8%
Commercial real estate	983,072	63.4	936,640	62.5
Home equity	31,780	2.0	29,166	2.0
Consumer	4,672	0.3	4,771	0.3
Commercial loans	112,908	7.3	111,307	7.4
Total gross loans(1)(2)	1,551,400	100.0%	1,499,473	100.0%
Allowance for credit losses on loans	(20,191)		(19,244)
Total net loans	$1,531,209		$1,480,229

(1)
Loan balances include net deferred fees/cost of ($188,000) and ($42,000) at December 31, 2024 and at June 30, 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $6.9 million and $6.2 million at December 31, 2024 and at June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At December 31, 2024
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$30,310	3.1%
Mixed use real estate	30,155	3.1
Office building	25,062	2.5
Retail	18,426	1.9
Firehouse	10,733	1.1
Other	53,497	5.4
Total owner occupied	168,183	17.1

Non-owner occupied:
Multi-family	261,858	26.6
Retail plaza	104,237	10.6
Mixed use real estate	97,699	9.9
Construction	73,266	7.5
Office building	67,867	6.9
Motel/hotel	64,550	6.6
Warehouse	56,409	5.7
Other	89,003	9.1
Total non-owner occupied	814,889	82.9
Total commercial real estate	$983,072	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 82.9% in non-owner occupied loans and 17.1% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 49.8%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 39.2%, as of December 31, 2024.  The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of December 31, 2024, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $261.9 million, or 26.6% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of December 31, 2024, the weighted average LTV was approximately 49.5% for the non-owner occupied multi-family loan segment.

Index
As of December 31, 2024, non-owner occupied construction loans were $73.3 million, or 7.5% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects.  High volatility commercial real estate loan exposure totaled $381,000 of the Company’s construction exposure. Construction loans are primarily comprised of approximately 31.2% mixed use real estate, 13.4% multi-family buildings, 13.2% pre-construction and land loans, and 13.1% retail plaza.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $67.9 million, or 6.9% of total commercial real estate loans as of December 31, 2024. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of December 31, 2024, the weighted average LTV was approximately 53.3% for the non-owner occupied office loan segment.

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

Additional information about the ACL is included in Note 4, Loans and Allowance for Credit Losses on Loans, of the Company’s 2024 Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

The ACL totaled $20.2 million at December 31, 2024, compared to $19.2 million at June 30, 2024. The ACL to total loans receivable was 1.30% at December 31, 2024 compared to 1.28% at June 30, 2024. The increase in the ACL from December 31, 2024 to June 30, 2024 was primarily attributable to unfavorable changes in the economic forecasts used in the Company’s CECL modeling.

The allowance for credit losses on unfunded commitments as of December 31, 2024 was $1.7 million as compared to $1.3 million at June 30, 2024, an increase of $425,000. The increase in the reserve was primarily due to an increase in the contractual obligations to extend credit.

Index
Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due and still accruing, other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of December 31, 2024, there were four loans being monitored in the prior twelve months, under ASU-2022-02 with a total amortized basis of $6.7 million. As of December 31, 2023 there were no loans being monitored in the prior twelve months, under ASU-2022-02.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	December 31, 2024	June 30, 2024
Non-accrual loans:
Residential real estate	$2,937	$2,518
Commercial real estate	936	1,163
Home equity	34	47
Commercial	148	-
Total non-accrual loans	$4,055	$3,728
Total non-performing assets	$4,055	$3,728

Non-accrual loans to total loans	0.26%	0.25%
Non-performing loans to total loans	0.26%	0.25%
Non-performing assets to total assets	0.14%	0.13%
Allowance for credit losses on loans to non-performing loans	497.93%	516.20%
Allowance for credit losses on loans to non-accrual loans	497.93%	516.20%

At December 31, 2024 and June 30, 2024, there were no loans delinquent greater than 90 days and accruing.

Non-performing assets amounted to $4.1 million and $3.7 million at December 31, 2024 and June 30, 2024, respectively.  Loans on non-accrual status totaled $4.1 million at December 31, 2024, of which there were three residential real estate loans totaling $478,000 and three commercial real estate loans totaling $1.1 million that were in process of foreclosure. Included in non-accrual loans were $1.3 million of loans which were less than 90 days past due at December 31, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which there were four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due.

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

Deposits totaled $2.5 billion at December 31, 2024 and $2.4 billion at June 30, 2024, an increase of $78.0 million, or 3.3%. The Company had zero brokered deposits at December 31, 2024 and June 30, 2024, respectively. NOW deposits increased $75.7 million, or 4.3%, and certificates of deposits increased $38.3 million, or 27.7%, when comparing December 31, 2024 and June 30, 2024. Money market deposits decreased $18.8 million, or 16.6%, noninterest bearing deposits decreased $13.0 million, or 10.3%, and savings deposits decreased $4.2 million, or 1.7%, when comparing December 31, 2024 and June 30, 2024.

Index
Major classifications of deposits at December 31, 2024 and June 30, 2024 are summarized as follows:

(In thousands)	December 31, 2024	Percentage of portfolio	June 30, 2024	Percentage of portfolio
Noninterest-bearing deposits	$112,470	4.5%	$125,442	5.3%
Certificates of deposit	176,841	7.2	138,493	5.8
Savings deposits	248,081	10.1	252,362	10.6
Money market deposits	94,513	3.8	113,266	4.7
NOW deposits	1,835,353	74.4	1,759,659	73.6
Total deposits	$2,467,258	100.0%	$2,389,222	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	December 31, 2024	Percentage of portfolio	June 30, 2024	Percentage of portfolio
Business deposits	$454,154	18.4%	$462,716	19.4%
Retail deposits	892,429	36.2	882,170	36.9
Municipal deposits	1,120,675	45.4	1,044,336	43.7
Total deposits	$2,467,258	100.0%	$2,389,222	100.0%

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

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	At December 31, 2024
Uninsured deposits, per regulatory requirements	$1,332,270
Less: Affiliate deposits	(42,982)
Collateralized deposits	(989,598)
Uninsured deposits, after exclusions	$299,691

Immediately available liquidity(1)	$329,409
Uninsured deposits coverage	109.9%

(1)
Reflects $166.4 million of cash and cash equivalents, and $143.5 million and $19.4 million of remaining borrowing capacity from the Federal Home Loan Bank and the Federal Reserve Bank, as of December 31, 2024.

Uninsured deposits after exclusions, represents 12.2% of total deposits as of December 31, 2024. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

Index
BORROWINGS

At December 31, 2024, the Bank had pledged approximately $616.6 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $374.6 million at December 31, 2024, of which there were $7.0 million term fixed rate borrowings, $30.0 million irrevocable municipal letters of credit and $194.1 million of overnight borrowings outstanding at December 31, 2024.  At June 30, 2024, the Bank had $115.3 million in overnight borrowings, and $9.2 million of long-term borrowings with the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing.  The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At December 31, 2024, the Bank had a FHLB long-term fixed rate borrowing of $4.8 million at a stated rate of 5.2%, maturing March 2025 and $2.2 million at a stated rate of 3.8%, maturing October 2027.

The Bank pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2024, approximately $19.4 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window of which there were zero overnight borrowings outstanding. The Bank participated in the “Bank Term Funding Program” (“BTFP”) that was established by the Federal Reserve Bank to provide additional funding to eligible depository institutions to meet the needs of their depositors. The BTFP ended new borrowings on March 11, 2024 and during the quarter ended December 31, 2024, the Bank paid off $25.0 million of long-term borrowings with the BTFP. At December 31, 2024, there were zero borrowings with the BTFP.

At June 30, 2024, there were zero overnight borrowings outstanding with the Federal Reserve Bank discount window and $25.0 million outstanding with the BTFP.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for the Bank at December 31, 2024 and June 30, 2024.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPA”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At December 31, 2024, there were $19.9 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At December 31, 2024, there were $29.8 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

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

At December 31, 2024, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
EQUITY

Shareholders’ equity increased to $218.4 million at December 31, 2024 compared to $206.0 million at June 30, 2024, resulting primarily from net income of $13.8 million and a decrease in accumulated other comprehensive loss of $1.8 million, partially offset by dividends declared and paid of $3.1 million.

The Federal Reserve raised its target benchmark interest rate in 2022 and into the third quarter of calendar year 2023, resulting in subsequent prime lending rate increases of 525 basis points and a significant increase in market rates between March 2022 and December 2023. Starting in September 2024 the Federal Reserve started reducing its target benchmark interest rate by 50 basis points, an additional 25 basis points in November 2024 and another 25 basis points in December 2024.

When market interest rates rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to Accumulated Other Comprehensive Income, a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on book value per share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

As of the quarter ended December 31, 2024, market rates increased as compared to June 30, 2024, as long-term Treasury rates increased due to market conditions and investor demand. This resulted in the fair value of the fixed income bond portfolio to decrease. The unrealized loss position as of December 31, 2024 increased as compared to June 30, 2024, as the Company continued to purchase investment securities in the higher interest rate environment.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and six months ended December 31, 2024, the Company did not repurchase any shares.

Selected Equity Data:
	At December 31, 2024	At June 30, 2024
Shareholders’ equity to total assets, at end of period	7.37%	7.29%
Book value per share(1)	$12.83	$12.10
Closing market price of common stock	$27.72	$33.71

	For the six months ended December 31,
	2024	2023

Average shareholders’ equity to average assets	7.71%	7.07%
Dividend payout ratio(2)	22.22%	22.22%
Actual dividends paid to net income(3)	22.33%	16.35%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended December 31, 2022, March 31, 2023, June 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024. Dividends declared during the three months ended September 30, 2023, September 30, 2024, and December 31, 2024 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2024 and 2023

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and six months ended December 31, 2024 and 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates.  There were no tax equivalent adjustments made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

Index
	Three months ended December 31,
	2024			2023
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,517,478	$19,480	5.13%	$1,449,353	$17,776	4.91%
Securities non-taxable	657,173	4,943	3.01	625,264	4,334	2.77
Securities taxable	467,014	3,550	3.04	387,111	2,329	2.41
Interest-bearing bank balances and federal funds	112,245	1,397	4.98	87,307	1,105	5.06
FHLB stock	2,353	48	8.16	2,392	49	8.19
Total interest-earning assets	2,756,263	29,418	4.27%	2,551,427	25,593	4.01%
Cash and due from banks	12,124			11,417
Allowance for credit losses on loans	(19,861)			(20,229)
Allowance for credit losses on securities held-to-maturity	(465)			(498)
Other noninterest-earning assets	102,531			100,785
Total assets	$2,850,592			$2,642,902

Interest-Bearing Liabilities:
Savings and money market deposits	$344,438	$368	0.43%	$366,236	$296	0.32%
NOW deposits	1,903,899	12,637	2.65	1,767,214	11,476	2.60
Certificates of deposit	172,089	1,733	4.03	85,874	786	3.66
Borrowings	65,348	612	3.75	63,601	647	4.07
Total interest-bearing liabilities	2,485,774	15,350	2.47%	2,282,925	13,205	2.31%
Noninterest-bearing deposits	117,809			144,396
Other noninterest-bearing liabilities	30,597			27,197
Shareholders' equity	216,412			188,384
Total liabilities and equity	$2,850,592			$2,642,902

Net interest income		$14,068			$12,388
Net interest rate spread			1.80%			1.70%
Net earnings assets	$270,489			$268,502
Net interest margin			2.04%			1.94%
Average interest-earning assets to average interest-bearing liabilities	110.88%			111.76%

(1) Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,
(Dollars in thousands)	2024	2023
Net interest income (GAAP)	$14,068	$12,388
Tax-equivalent adjustment(1)	1,867	1,591
Net interest income fully taxable-equivalent basis (non-GAAP)	$15,935	$13,979

Average interest-earning assets (GAAP)	$2,756,263	$2,551,427
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.31%	2.19%

(1) Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2024 and 2023, respectively.

Index
	Six months ended December 31,
	2024			2023
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,503,778	$38,723	5.15%	$1,439,505	$34,981	4.86%
Securities non-taxable	633,256	9,411	2.97	631,871	8,624	2.73
Securities taxable	454,929	6,864	3.02	393,567	4,553	2.31
Interest-bearing bank balances and federal funds	78,760	2,086	5.30	76,013	2,021	5.32
FHLB stock	2,199	103	9.37	2,216	86	7.76
Total interest-earning assets	2,672,922	57,187	4.28%	2,543,172	50,265	3.95%
Cash and due from banks	12,223			11,868
Allowance for credit losses on loans	(19,504)			(20,115)
Allowance for credit losses on securities held-to-maturity	(474)			(495)
Other noninterest-earning assets	101,469			99,286
Total assets	$2,766,636			$2,633,716

Interest-Bearing Liabilities:
Savings and money market deposits	$352,392	$799	0.45%	$382,933	$582	0.30%
NOW deposits	1,813,606	24,379	2.69	1,721,391	20,651	2.40
Certificates of deposit	160,417	3,366	4.20	101,812	1,932	3.80
Borrowings	74,504	1,439	3.86	61,299	1,273	4.15
Total interest-bearing liabilities	2,400,919	29,983	2.50%	2,267,435	24,438	2.16%
Noninterest-bearing deposits	121,551			151,337
Other noninterest-bearing liabilities	30,752			28,660
Shareholders' equity	213,414			186,284
Total liabilities and equity	$2,766,636			$2,633,716

Net interest income		$27,204			$25,827
Net interest rate spread			1.78%			1.79%
Net earnings assets	$272,003			$275,737
Net interest margin			2.04%			2.03%
Average interest-earning assets to average interest-bearing liabilities	111.33%			112.16%

(1) Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the six months ended December 31,
(Dollars in thousands)	2024	2023
Net interest income (GAAP)	$27,204	$25,827
Tax-equivalent adjustment(1)	3,579	3,154
Net interest income fully taxable-equivalent basis (non-GAAP)	$30,783	$28,981

Average interest-earning assets (GAAP)	$2,672,922	$2,543,172
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.30%	2.28%

(1) Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2024 and 2023, respectively.

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

	Three months ended December 31,			Six months ended December 31,
	2024 versus 2023			2024 versus 2023
	Increase/(decrease)		Total	Increase/(decrease)		Total
	Due to		increase/	Due to		increase/
(In thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$872	$832	$1,704	$1,602	$2,140	$3,742
Securities non-taxable	226	383	609	19	768	787
Securities taxable	539	682	1,221	778	1,533	2,311
Interest-bearing bank balances and federal funds	310	(18)	292	73	(8)	65
FHLB stock	(1)	-	(1)	(1)	18	17
Total interest-earning assets	1,946	1,879	3,825	2,471	4,451	6,922

Interest-bearing liabilities:
Savings and money market deposits	(19)	91	72	(49)	266	217
NOW deposits	930	231	1,161	1,145	2,583	3,728
Certificates of deposit	860	87	947	1,212	222	1,434
Borrowings	17	(52)	(35)	260	(94)	166
Total interest-bearing liabilities	1,788	357	2,145	2,568	2,977	5,545
Net change in net interest income	$158	$1,522	$1,680	$(97)	$1,474	$1,377

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.05% for the three months ended December 31, 2024 as compared to 0.86% for the three months ended December 31, 2023. Annualized return on average equity increased to 13.84% for the three months ended December 31, 2024 as compared to 12.12% for the three months ended December 31, 2023. Annualized return on average assets increased to 0.99% for the six months ended December 31, 2024 as compared to 0.92% for the six months ended December 31, 2023. Annualized return on average equity decreased to 12.89% for the six months ended December 31, 2024 as compared to 13.07% for the six months ended December 31, 2023. The increase in return on average assets and average equity for the three months ended December 31, 2024 was primarily the result of net income outpacing growth in the balance sheet.

Net income amounted to $7.5 million for the three months ended December 31, 2024 as compared to $5.7 million for the three months ended December 31, 2023, an increase of $1.8 million. Net income amounted to $13.8 million for the six months ended December 31, 2024 as compared to $12.2 million for the six months ended December 31, 2023, an increase of $1.6 million.

Average assets increased $207.7 million, or 7.9%, to $2.9 billion for the three months ended December 31, 2024 as compared to $2.6 billion for the three months ended December 31, 2023. Average equity increased $28.0 million, or 14.9%, to $216.4 million for the three months ended December 31, 2024 as compared to $188.4 million for the three months ended December 31, 2023. Average assets increased $132.9 million, or 5.0%, to $2.8 billion for the six months ended December 31, 2024 as compared to $2.6 billion for the six months ended December 31, 2023. Average equity increased $27.1 million, or 14.6%, to $213.4 million for the six months ended December 31, 2024 as compared to $186.3 million for the six months ended December 31, 2023.

Index
INTEREST INCOME

Interest income amounted to $29.4 million for the three months ended December 31, 2024 as compared to $25.6 million for the three months ended December 31, 2023, an increase of $3.8 million, or 14.9%.  Interest income amounted to $57.2 million for the six months ended December 31, 2024 as compared to $50.3 million for the six months ended December 31, 2023, an increase of $6.9 million, or 13.8%. The increase in yields earned on loans and securities had the greatest impact on interest income when comparing the 2024 and 2023 periods. The average balances of loans also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $68.1 million and $64.3 million and the yield on loans increased 22 basis points and 29 basis points when comparing the three and six months ended December 31, 2024 and 2023, respectively. The average balance of securities increased $111.8 million and $62.7 million and the yield on such securities increased 19 basis points and 42 basis points when comparing the three and six months ended December 31, 2024 and 2023, respectively. Average interest-bearing bank balances and federal funds increased $24.9 million and $2.7 million and the yield on interest-bearing bank balances and federal funds decreased 8 basis points and 2 basis points when comparing the three and six months ended December 31, 2024 and 2023, respectively.

INTEREST EXPENSE

Interest expense amounted to $15.4 million for the three months ended December 31, 2024 as compared to $13.2 million for the three months ended December 31, 2023, an increase of $2.1 million, or 16.2%. Interest expense amounted to $30.0 million for the six months ended December 31, 2024 as compared to $24.4 million for the six months ended December 31, 2023, an increase of $5.5 million, or 22.7%. The increase during the three and six months ended December 31, 2024 was primarily due to the increase of $202.8 million and $133.5 million in the average balances of interest-bearing liabilities and the increase in the average cost of funds. Increase in the cost of NOW deposits, certificates of deposits and insured cash sweep (“ICS”) deposits had the greatest impact on interest expense reflecting higher market interest rates when comparing the three and six months ended December 31, 2024 and 2023.

The cost of NOW deposits increased 5 basis points and 29 basis points, the cost of certificates of deposit increased 37 basis points and 40 basis points, and the cost of savings and money market deposits increased 11 basis points and 15 basis points when comparing the three and six months ended December 31, 2024 and 2023, respectively.

The average balance of NOW deposits increased $136.7 million and $92.2 million, average certificates of deposits increased $86.2 million and $58.6 million, and average borrowings increased $1.7 million and $13.2 million, partially offset by a decrease in average savings and money market deposits of $21.8 million and $30.5 million when comparing the three and six months ended December 31, 2024 and 2023, respectively. Yields on interest-earning assets and costs of interest-bearing deposits increased when comparing the three and six months ended December 31, 2024 and 2023, as the Company continued to reprice assets and deposits into the higher interest rate environment.  During the six months ended December 31, 2024, the Company implemented a strategic reduction in deposit rates that aligns with the Federal Reserve’s rate cuts, while providing competitive financial solutions to the Company’s customers that reflect the prevailing economic conditions, while growing new relationships.

NET INTEREST INCOME

Net interest income increased $1.7 million to $14.1 million for the three months ended December 31, 2024 from $12.4 million for the three months ended December 31, 2023. Net interest income increased $1.4 million to $27.2 million for the six months ended December 31, 2024 from $25.8 million for the six months ended December 31, 2023. The increase in net interest income was due to an increase in the average balance of interest-earning assets which increased $204.8 million and $129.8 million when comparing the three and six months ended December 31, 2024 and 2023, respectively, and increases in interest rates on interest-earning assets, which increased 26 and 33 basis points when comparing the three and six months ended December 31, 2024 and 2023, respectively. The increase in net interest income was offset by increases in the average balance of interest-bearing liabilities, which increased $202.8 million and $133.5 million when comparing the three and six months ended December 31, 2024 and 2023, respectively, and increases in rates paid on interest-bearing liabilities, which increased 16 and 34 basis points when comparing the three and six months ended December 31, 2024 and 2023, respectively.

Net interest rate spread increased 10 basis points to 1.80% for the three months ended December 31, 2024 compared to 1.70% for the three months ended December 31, 2023. Net interest rate spread decreased one basis point to 1.78% for the six months ended December 31, 2024, compared to 1.79% for the six months ended December 31, 2023.

Net interest margin increased 10 basis points to 2.04% for the three months ended December 31, 2024, compared to 1.94% for the three months ended December 31, 2023. Net interest margin increased one basis point to 2.04% for the six months ended December 31, 2024, compared to 2.03% for the six months ended December 31, 2023. The increase in net interest rate spread and margin during the three months ended December 31, 2024, was due to increases in interest income on loans and securities, as they continue to reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior periods. This was partially offset by the increase in rates paid on deposits as compared to the prior period.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.31% and 2.19% for the three months ended December 31, 2024 and 2023, respectively, and was 2.30% and 2.28% for the six months ended December 31, 2024 and 2023, respectively.

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

PROVISION FOR CREDIT LOSSES ON LOANS

Provision for credit losses on loans amounted to $505,000 and $183,000 for the three months ended December 31, 2024 and 2023, respectively, and $1.2 million and $645,000 for the six months ended December 31, 2024 and 2023, respectively. The loan provision for the six months ended December 31, 2024 was primarily attributable to the increase in loan volume and updated economic forecasts used in the quantitative modeling as of December 31, 2024. The allowance for credit losses on loans to total loans receivable was 1.30% at December 31, 2024 compared to 1.28% at June 30, 2024.

Loans classified as substandard and special mention totaled $54.2 million at December 31, 2024 and $48.6 million at June 30, 2024, an increase of $5.6 million. The increase in loans classified during the period ended December 31, 2024 was primarily due to a downgrade of one commercial loan relationship that was considered to be performing and paying in accordance with the terms of their loan agreements. Of the loans classified as substandard or special mention, $49.8 million were performing at December 31, 2024. There were no loans classified as doubtful or loss at December 31, 2024 or June 30, 2024.

Net charge-offs on loans amounted to $95,000 and $123,000 for the three months ended December 31, 2024 and 2023, respectively, a decrease of $28,000. Net charge-offs totaled $209,000 and $216,000 for the six months ended December 31, 2024 and 2023, respectively. There were no material charge-offs in any loan segment during the three and six months ended December 31, 2024.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended December 31,		Change from prior year		For the six months ended December 31,		Change from prior year
Noninterest income:	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Service charges on deposit accounts	$1,273	$1,227	$46	3.7%	$2,499	$2,457	$42	1.7%
Debit card fees	1,063	1,120	(57)	(5.1)	2,164	2,253	(89)	(4.0)
Investment services	252	206	46	22.3	500	449	51	11.4
E-commerce fees	34	30	4	13.3	71	59	12	20.3
Bank-owned life insurance	637	574	63	11.0	1,285	936	349	37.3
Other operating income	616	321	295	91.9	1,093	623	470	75.4
Total noninterest income	$3,875	$3,478	$397	11.4%	$7,612	$6,777	$835	12.3%

Noninterest income increased $397,000, or 11.4%, to $3.9 million for the three months ended December 31, 2024 compared to $3.5 million for the three months ended December 31, 2023. The increase during the three months ended December 31, 2024 was primarily due to an increase in fee income earned on customer interest rate swap contracts of $153,000 and loan fees of $115,000. Noninterest income increased $835,000, or 12.3%, to $7.6 million for the six months ended December 31, 2024 compared to $6.8 million for the six months ended December 31, 2023. The increase during the six months ended December 31, 2024 was primarily due to an increase in fee income earned on customer interest rate swap contracts of $211,000, loan fees of $174,000 and income from bank owned life insurance (“BOLI”) of $349,000. During the quarter ended December 31, 2023, the Company restructured $23.0 million of BOLI contracts, by surrendering and simultaneously purchasing new higher-yielding policies.

Index
NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended December 31,		Change from prior year		For the six months ended December 31,		Change from prior year
Noninterest expense:	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$5,653	$5,654	$(1)	(0.0)%	$11,531	$11,145	$386	3.5%
Occupancy expense	615	593	22	3.7	1,251	1,130	121	10.7
Equipment and furniture expense	193	238	(45)	(18.9)	343	376	(33)	(8.8)
Service and data processing fees	773	614	159	25.9	1,540	1,205	335	27.8
Computer software, supplies and support	404	471	(67)	(14.2)	759	982	(223)	(22.7)
Advertising and promotion	127	102	25	24.5	204	199	5	2.5
FDIC insurance premiums	347	314	33	10.5	669	626	43	6.9
Legal and professional fees	245	417	(172)	(41.2)	609	800	(191)	(23.9)
Other	1,029	923	106	11.5	2,030	1,708	322	18.9
Total noninterest expense	$9,386	$9,326	$60	0.6%	$18,936	$18,171	$765	4.2%

Noninterest expense increased $60,000, or 0.6%, to $9.4 million for the three months ended December 31, 2024 compared to $9.3 million for the three months ended December 31, 2023. Noninterest expense increased $765,000 or 4.2%, to $18.9 million for the six months ended December 31, 2024 as compared to $18.2 million for the six months ended December 31, 2023. The increase during the six months ended December 31, 2024 was primarily due to an increase of $386,000 in salaries and employee benefit costs, as new positions were created during the period to support the Company’s continued growth, an increase of $335,000 in service and data processing fees and an increase of $392,000 in the allowance for credit losses on unfunded commitments, due to the Company’s increased contractual obligations to extend credit. This was partially offset by a decrease of $223,000 in computer software and support fees due to vendor price negotiations, and a decrease of $191,000 in legal expenses during the six months ended December 31, 2024.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 7.3% and 6.9% for the three and six months ended December 31, 2024, and 10.4% and 11.8% for the three and six months ended December 31, 2023, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, and income received on the bank owned life insurance, to arrive at the effective tax rate. The decrease in the effective tax rate during the three and six months ended December 31, 2024 primarily reflects a higher mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income, and solar investment tax credits earned.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2024, the Company had $166.4 million in cash and cash equivalents, representing 5.6% of total assets, and had $305.6 million available in unused lines of credit.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $740.2 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had zero brokered deposits as of December 31, 2024 and June 30, 2024, respectively.

Ensuring adequate liquidity to meet the Company’s cash and collateral obligations and due to the speed at which the movement of deposits may exit the bank, the Company’s primary liquidity measurement is focused on forward cash flows and the time sequence of available liquidity. This liquidity time sequence is determined by when cash becomes available in the Bank's Federal Reserve Account and then analyzed in time intervals of Minute 1, Day 1, Week 1 and Month 1.

Index
The Company’s secondary liquidity measurement is On-Balance Sheet liquidity, which utilizes cash and cash equivalents, the market value of unpledged securities and the market value of pledged but unencumbered securities.

At December 31, 2024, liquidity measures were as follows:

Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	11.33%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	28.55%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	47.80%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	101.76%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits )	15.34%

The Company’s off-balance sheet credit exposures at December 31, 2024:

(In thousands)
Unfunded loan commitments	$141,903
Unused lines of credit	103,481
Standby letters of credit	779
Total commitments	$246,163

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

The Bank of Greene County and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at December 31, 2024 and June 30, 2024.

					To be well
			For capital		capitalized under
			adequacy		prompt corrective		Capital conservation
(Dollars in thousands)	Actual		purposes		action provisions		buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2024:

Total risk-based capital	$289,337	17.3%	$134,033	8.0%	$167,542	10.0%	9.27%	2.50%
Tier 1 risk-based capital	268,378	16.0	100,525	6.0	134,033	8.0	10.02	2.50
Common equity tier 1 capital	268,378	16.0	75,394	4.5	108,902	6.5	11.52	2.50
Tier 1 leverage ratio	268,378	9.3	114,896	4.0	143,620	5.0	5.34	2.50

As of June 30, 2024:

Total risk-based capital	$273,460	17.1%	$127,873	8.0%	$159,841	10.0%	9.11%	2.50%
Tier 1 risk-based capital	253,468	15.9	95,905	6.0	127,873	8.0	9.86	2.50
Common equity tier 1 capital	253,468	15.9	71,929	4.5	103,897	6.5	11.36	2.50
Tier 1 leverage ratio	253,468	9.3	109,102	4.0	136,378	5.0	5.29	2.50

Greene County Commercial Bank
As of December 31, 2024:

Total risk-based capital	$117,039	47.7%	$19,624	8.0%	$24,530	10.0%	39.71%	2.50%
Tier 1 risk-based capital	117,039	47.7	14,718	6.0	19,624	8.0	41.71	2.50
Common equity tier 1 capital	117,039	47.7	11,039	4.5	15,945	6.5	43.21	2.50
Tier 1 leverage ratio	117,039	9.0	52,206	4.0	65,257	5.0	4.97	2.50

As of June 30, 2024:

Total risk-based capital	$110,319	49.5%	$17,830	8.0%	$22,288	10.0%	41.50%	2.50%
Tier 1 risk-based capital	110,319	49.5	13,373	6.0	17,830	8.0	43.50	2.50
Common equity tier 1 capital	110,319	49.5	10,029	4.5	14,487	6.5	45.00	2.50
Tier 1 leverage ratio	110,319	9.1	48,385	4.0	60,481	5.0	5.12	2.50

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a)
Not applicable.
b)
Not applicable.
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended December 31, 2024.

       Item 3. Defaults Upon Senior Securities
                    Not applicable.

       Item 4.  Mine Safety Disclosures
                Not applicable.

       Item 5.  Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended December 31, 2024.

Item 6.     Exhibits

Exhibits

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101	The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).
104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 7, 2025

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2025

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)