Form 10-Q
period 2025-03-31
GREENE COUNTY BANCORP INC
filed 2025-05-09
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

As of May 8, 2025, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2025 and June 30, 2024
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2025	June 30, 2024
Cash and due from banks	$12,717	$13,897
Interest-bearing deposits	142,766	176,498
Total cash and cash equivalents	155,483	190,395

Long-term certificates of deposit	1,640	2,831
Securities available-for-sale, at fair value	355,432	350,001
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $422 and $483 at March 31, 2025 and June 30, 2024	781,338	690,354
Equity securities, at fair value	400	328
Federal Home Loan Bank stock, at cost	3,834	7,296

Loans receivable	1,619,378	1,499,473
Allowance for credit losses on loans	(21,196)	(19,244)
Net loans receivable	1,598,182	1,480,229

Premises and equipment, net	15,202	15,606
Bank-owned life insurance	59,160	57,249
Accrued interest receivable	18,433	14,269
Prepaid expenses and other assets	18,852	17,230
Total assets	$3,007,956	$2,825,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$116,195	$125,442
Interest-bearing deposits	2,538,522	2,263,780
Total deposits	2,654,717	2,389,222

Borrowings, short-term	42,000	115,300
Borrowings, long-term	2,195	34,156
Subordinated notes payable, net	49,820	49,681
Accrued expenses and other liabilities	30,181	31,429
Total liabilities	2,778,913	2,619,788

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at March 31, 2025 and June 30, 2024; Outstanding – 17,026,828 shares at March 31, 2025, and June 30, 2024	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	232,773	214,740
Accumulated other comprehensive loss	(14,700)	(19,710)
Treasury stock, at cost 195,852 shares at March 31, 2025 and June 30, 2024	(908)	(908)
Total shareholders’ equity	229,043	206,000
Total liabilities and shareholders’ equity	$3,007,956	$2,825,788

See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Interest income:
Loans	$20,185	$18,063	$58,908	$53,044
Investment securities - tax exempt	5,053	4,426	14,464	13,050
Investment securities - taxable	3,810	2,741	10,777	7,380
Interest-bearing deposits and federal funds sold	731	841	2,817	2,862
Total interest income	29,779	26,071	86,966	76,336

Interest expense:
Interest on deposits	12,999	12,944	41,543	36,109
Interest on borrowings	569	832	2,008	2,105
Total interest expense	13,568	13,776	43,551	38,214

Net interest income	16,211	12,295	43,415	38,122
Provision for credit losses	1,084	290	2,196	917
Net interest income after provision for credit losses	15,127	12,005	41,219	37,205

Noninterest income:
Service charges on deposit accounts	1,191	1,011	3,690	3,468
Debit card fees	1,146	1,120	3,310	3,373
Investment services	297	265	797	714
E-commerce fees	16	24	87	83
Bank-owned life insurance	625	615	1,910	1,551
Net loss on sale of securities available-for-sale	(665)	-	(665)	-
Other operating income	1,246	377	2,339	1,000
Total noninterest income	3,856	3,412	11,468	10,189

Noninterest expense:
Salaries and employee benefits	6,195	6,102	17,726	17,247
Occupancy expense	729	688	1,980	1,818
Equipment and furniture expense	226	151	569	527
Service and data processing fees	667	661	2,207	1,866
Computer software, supplies and support	427	319	1,186	1,301
Advertising and promotion	136	122	340	321
FDIC insurance premiums	353	326	1,022	952
Legal and professional fees	394	319	1,003	1,119
Other	915	546	2,945	2,254
Total noninterest expense	10,042	9,234	28,978	27,405

Income before provision for income taxes	8,941	6,183	23,709	19,989
Provision for income taxes	887	322	1,904	1,952
Net income	$8,054	$5,861	$21,805	$18,037

Basic and diluted earnings per share	$0.47	$0.34	$1.28	$1.06
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828

See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Net Income	$8,054	$5,861	$21,805	$18,037

Other comprehensive income:

Unrealized holding gains (loss) on securities available-for-sale, gross	3,760	(1,839)	6,172	1,353
Tax effect	1,005	(492)	1,649	362
Unrealized holding gains (loss) on securities available-for-sale, net	2,755	(1,347)	4,523	991

Reclassification adjustments for loss on sale of securities available-for-sale realized in net income, gross	665	-	665	-
Tax effect	178	-	178	-
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	487	-	487	-

Total other comprehensive income (loss), net of taxes	3,242	(1,347)	5,010	991

Comprehensive income	$11,296	$4,514	$26,815	$19,028

 See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at December 31, 2024	$1,722	$10,156	$225,421	$(17,942)	$(908)	$218,449
Dividends declared			(702)			(702)
Net income			8,054			8,054
Other comprehensive income, net of taxes				3,242		3,242
Balance at March 31, 2025	$1,722	$10,156	$232,773	$(14,700)	$(908)	$229,043

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at December 31, 2023	$1,722	$10,156	$203,396	$(19,070)	$(908)	$195,296
Dividends declared			(625)			(625)
Net income			5,861			5,861
Other comprehensive loss, net of taxes				(1,347)		(1,347)
Balance at March 31, 2024	$1,722	$10,156	$208,632	$(20,417)	$(908)	$199,185

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(3,772)			(3,772)
Net income			21,805			21,805
Other comprehensive income, net of taxes				5,010		5,010
Balance at March 31, 2025	$1,722	$10,156	$232,773	$(14,700)	$(908)	$229,043

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(2,616)			(2,616)
Net income			18,037			18,037
Other comprehensive income, net of taxes				991		991
Balance at March 31, 2024	$1,722	$10,156	$208,632	$(20,417)	$(908)	$199,185

See notes to consolidated financial statements

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands)

	2025	2024
Cash flows from operating activities:
Net Income	$21,805	$18,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	790	685
Deferred income tax (benefit) expense	(1,877)	(394)
Net (accretion) amortization of investment premiums and discounts	(259)	580
Net amortization of deferred loan costs and fees	274	289
Amortization of subordinated debt issuance costs	139	140
Provision for credit losses	2,196	917
Bank-owned life insurance income	(1,910)	(1,551)
Net loss on sale of securities available-for-sale	665	-
Net gain on equity securities	(72)	(37)
Net increase in accrued income taxes	384	821
Net increase in accrued interest receivable	(4,164)	(4,513)
Net increase in prepaid expenses and other assets	(1,958)	(689)
Net decrease in accrued expense and other liabilities	(1,248)	(440)
Net cash provided by operating activities	14,765	13,845

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	132,556	104,739
Proceeds from sale of securities	6,676	-
Purchases of securities	(193,953)	(170,192)
Proceeds from principal payments on securities	55,971	2,498
Securities held-to-maturity:
Proceeds from maturities	32,223	36,394
Purchases of securities	(136,916)	(24,341)
Proceeds from principal payments on securities	13,527	12,796
Net redemption (purchase) of Federal Home Loan Bank Stock	3,462	(537)
Maturity of long-term certificates of deposit	1,185	1,480
Surrender of bank owned life insurance	-	23,100
Purchase of bank owned life insurance	-	(23,104)
Net increase in loans receivable	(120,484)	(69,478)
Purchases of premises and equipment	(386)	(1,308)
Net cash used in investing activities	(206,139)	(107,953)

Cash flows from financing activities:
Net (decrease) increase in short-term advances	(73,300)	2,000
Proceeds from term advances	-	34,156
Repayment of long-term advances	(31,961)	-
Payment of cash dividends	(3,772)	(2,616)
Net increase in deposits	265,495	119,946
Net cash provided by financing activities	156,462	153,486

Net (decrease) increase in cash and cash equivalents	(34,912)	59,378
Cash and cash equivalents at beginning of period	190,395	196,445
Cash and cash equivalents at end of period	$155,483	$255,823

Cash paid during period for:
Interest	$44,490	$38,357
Income taxes	$825	$1,525

See notes to consolidated financial statements

Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2025 and 2024

(1)
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2024 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, the Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three and nine months ended March 31, 2025 and 2024 are unaudited.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation.  All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2025. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries.  At March 31, 2025, the Bank has 18 full-service offices, lending centers, an operations center, customer call center, administration center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State.  The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities.  The Commercial Bank’s primary business is to attract deposits from, and provide banking services to, local municipalities.  Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust.  Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd.  The Bank continues to service these loans.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require public entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for annual periods beginning after December 15, 2024. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

(3)          Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At March 31, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,819	$-	$444	$10,375
U.S. government sponsored enterprises	13,032	-	1,556	11,476
State and political subdivisions	207,811	1,355	-	209,166
Mortgage-backed securities-residential	35,740	139	3,253	32,626
Mortgage-backed securities-multi-family	88,970	-	14,985	73,985
Corporate debt securities	18,401	73	670	17,804
Total securities available-for-sale	$374,773	$1,567	$20,908	$355,432

	At June 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$43,024	$-	$1,829	$41,195
U.S. government sponsored enterprises	13,042	-	2,068	10,974
State and political subdivisions	169,842	828	1	170,669
Mortgage-backed securities-residential	40,402	67	3,894	36,575
Mortgage-backed securities-multi-family	90,261	-	17,961	72,300
Corporate debt securities	19,608	15	1,335	18,288
Total securities available-for-sale	$376,179	$910	$27,088	$350,001

(1)   Amortized cost excludes accrued interest receivable of $5.2 million and $4.0 million at March 31, 2025 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale as of quarter ended March 31, 2025 and June 30, 2024.

The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At March 31, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$20,836	$-	$1,036	$19,800	$-	$20,836
State and political subdivisions	459,108	7,029	35,414	430,723	41	459,067
Mortgage-backed securities-residential	135,874	916	2,670	134,120	-	135,874
Mortgage-backed securities-multi-family	139,845	-	13,242	126,603	-	139,845
Corporate debt securities	26,068	59	1,710	24,417	380	25,688
Other securities	29	-	-	29	1	28
Total securities held-to-maturity	$781,760	$8,004	$54,072	$735,692	$422	$781,338

	At June 30, 2024
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$23,785	$-	$1,749	$22,036	$-	$23,785
State and political subdivisions	450,343	4,541	40,235	414,649	44	450,299
Mortgage-backed securities-residential	48,033	51	3,314	44,770	-	48,033
Mortgage-backed securities-multi-family	143,363	-	17,397	125,966	-	143,363
Corporate debt securities	25,282	12	2,505	22,789	438	24,844
Other securities	31	-	-	31	1	30
Total securities held-to-maturity	$690,837	$4,604	$65,200	$630,241	$483	$690,354

(1)
Amortized cost excludes accrued interest receivable of $6.0 million and $4.1 million at March 31, 2025 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities, to account for expected lifetime credit loss using the CECL methodology.

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds.  In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities.  As of March 31, 2025, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

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

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

(In thousands)	Three months ended March 31, 2025	Nine months ended March 31, 2025
Balance at beginning of period	$439	$483
Benefit for credit losses	(17)	(61)
Balance at end of period	$422	$422

(In thousands)	Three months ended March 31, 2024	Nine months ended March 31, 2024
Balance at beginning of period	$485	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	-	503
Provision (benefit) for credit losses	13	(5)
Balance at end of period	$498	$498

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025.

	Less than 12 Months			More than 12 Months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$239	$1	1	$10,136	$443	5	$10,375	$444	6
U.S. government sponsored enterprises	-	-	-	11,476	1,556	5	11,476	1,556	5
State and political subdivisions	-	-	-	42	-	1	42	-	1
Mortgage-backed securities-residential	11	-	2	21,305	3,253	21	21,316	3,253	23
Mortgage-backed securities-multi-family	-	-	-	73,985	14,985	30	73,985	14,985	30
Corporate debt securities	-	-	-	15,801	670	11	15,801	670	11
Total securities available-for-sale	250	1	3	132,745	20,907	73	132,995	20,908	76
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	19,800	1,036	6	19,800	1,036	6
State and political subdivisions	32,802	612	240	239,101	34,802	1,600	271,903	35,414	1,840
Mortgage-backed securities-residential	31,424	209	7	27,314	2,461	27	58,738	2,670	34
Mortgage-backed securities-multi-family	-	-	-	126,603	13,242	49	126,603	13,242	49
Corporate debt securities	489	11	1	21,869	1,699	18	22,358	1,710	19
Total securities held-to-maturity	64,715	832	248	434,687	53,240	1,700	499,402	54,072	1,948
Total securities	$64,965	$833	251	$567,432	$74,147	1,773	$632,397	$74,980	2,024

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

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2025 and 2024. During the three and nine months ended March 31, 2025, a loss of $665,000 was recognized from a sale of two securities available-for-sale with a total par value of $7.0 million. The proceeds were used to fund higher yielding investments. During the three and nine months ended March 31, 2024, there were no sales of securities and no gains or losses were recognized.

The estimated fair values of debt securities at March 31, 2025, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$209,706	$210,996
After one year through five years	29,934	28,850
After five years through ten years	10,423	8,975
After ten years	-	-
Total securities available-for-sale	250,063	248,821
Mortgage-backed securities	124,710	106,611
Total securities available-for-sale	374,773	355,432

Securities held-to-maturity
Within one year	57,162	56,926
After one year through five years	164,448	162,784
After five years through ten years	184,614	167,486
After ten years	99,817	87,773
Total securities held-to-maturity	506,041	474,969
Mortgage-backed securities	275,719	260,723
Total securities held-to-maturity	781,760	735,692
Total securities	$1,156,533	$1,091,124

At March 31, 2025 and June 30, 2024, securities with an aggregate fair value of $981.2 million and $894.5 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At March 31, 2025 and June 30, 2024, securities with an aggregate fair value of $18.1 million and $40.0 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three and nine months ended March 31, 2025 or 2024.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is carried at cost.  FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position.  After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three and nine months ended March 31, 2025 or 2024.

(4)          Loans and Allowance for Credit Losses on Loans

Loan segments at March 31, 2025 and June 30, 2024 are summarized as follows:

(In thousands)	March 31, 2025	June 30, 2024
Residential real estate	$419,609	$417,589
Commercial real estate	1,048,572	936,640
Home equity	32,380	29,166
Consumer	4,496	4,771
Commercial	114,321	111,307
Total gross loans(1)(2)	1,619,378	1,499,473
Allowance for credit losses on loans	(21,196)	(19,244)
Loans receivable, net	$1,598,182	$1,480,229
(1)
Loan balances include net deferred fees/costs of ($217,000) and ($42,000) at March 31, 2025 and June 30, 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $7.2 million and $6.2 million at March 31, 2025 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $2.9 million at March 31, 2025, of which there were two residential real estate loans totaling $297,000 and three commercial real estate loans totaling $1.1 million that were in the process of foreclosure. Included in non-accrual loans were $1.4 million of loans which were less than 90 days past due at March 31, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million were in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. The activity in non-performing loans during the period included $2.3 million in loan repayments, $128,000 in charge-offs or transfers to foreclosure, $67,000 in loans returning to performing status, and $1.7 million of loans placed into nonperforming status.

The following table sets forth information regarding delinquent and/or non-accrual loans at March 31, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total Loans	Loans on non- accrual
Residential real estate	$2,995	$505	$1,093	$4,593	$415,016	$419,609	$2,169
Commercial real estate	4,086	-	315	4,401	1,044,171	1,048,572	584
Home equity	224	-	-	224	32,156	32,380	31
Consumer	20	5	-	25	4,471	4,496	-
Commercial loans	110	13	77	200	114,121	114,321	141
Total gross loans	$7,435	$523	$1,485	$9,443	$1,609,935	$1,619,378	$2,925

The following table sets forth information regarding delinquent and/or non-accrual loans at June 30, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$838	$1,414	$2,252	$415,337	$417,589	$2,518
Commercial real estate	-	-	806	806	935,834	936,640	1,163
Home equity	14	-	47	61	29,105	29,166	47
Consumer	47	6	-	53	4,718	4,771	-
Commercial	-	-	-	-	111,307	111,307	-
Total gross loans	$61	$844	$2,267	$3,172	$1,496,301	$1,499,473	$3,728

At March 31, 2025 and June 30, 2024, the Company had no accruing loans delinquent 90 days or more.

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended March 31, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at December 31, 2024	$4,531	$12,933	$234	$414	$2,079	$20,191
Charge-offs	-	-	-	(93)	(44)	(137)
Recoveries	-	1	-	31	9	41
Provision	65	865	6	53	112	1,101
Balance at March 31, 2025	$4,596	$13,799	$240	$405	$2,156	$21,196

	Activity for the three months ended March 31, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at December 31, 2023	$4,010	$12,523	$192	$486	$3,098	$20,309
Charge-offs	-	-	-	(117)	(143)	(260)
Recoveries	-	1	-	46	9	56
Provision	128	(28)	7	87	83	277
Balance at March 31, 2024	$4,138	$12,496	$199	$502	$3,047	$20,382

	Activity for the nine months ended March 31, 2025
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(293)	(57)	(412)
Recoveries	2	3	-	75	27	107
Provision	401	1,583	41	123	109	2,257
Balance at March 31, 2025	$4,596	$13,799	$240	$405	$2,156	$21,196

	Activity for the nine months ended March 31, 2024
(In thousands)	Residential Real Estate	Commercial Real Estate	Home Equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(393)	(156)	(549)
Recoveries	-	2	-	100	27	129
Provision	162	544	36	326	(146)	922
Balance at March 31, 2024	$4,138	$12,496	$199	$502	$3,047	$20,382

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

The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the nine months ended March 31, 2025:

	At March 31, 2025
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2025	2024	2023	2022	2021	Prior
Residential real estate
By payment activity status:
Performing	$31,481	$57,075	$60,544	$86,760	$73,429	$108,151	$-	$-	$417,440
Non-performing	-	-	-	58	-	2,111	-	-	2,169
Total residential real estate	31,481	57,075	60,544	86,818	73,429	110,262	-	-	419,609
Current period gross charge-offs	-	-	-	-	44	-	-	-	44

Commercial real estate
By internally assigned grade:
Pass	164,656	118,404	184,471	231,874	120,144	189,181	3,709	5,060	1,017,499
Special mention	-	-	507	662	271	4,517	-	-	5,957
Substandard	-	323	9,147	-	369	15,066	-	211	25,116
Total commercial real estate	164,656	118,727	194,125	232,536	120,784	208,764	3,709	5,271	1,048,572
Current period gross charge-offs	-	-	-	-	-	5	-	-	5

Home equity
By payment activity status:
Performing	1,924	4,998	2,501	269	350	872	21,340	95	32,349
Non-performing	-	-	-	-	-	-	31	-	31
Total home equity	1,924	4,998	2,501	269	350	872	21,371	95	32,380
Current period gross charge-offs	-	-	-	-	-	-	13	-	13

Consumer
By payment activity status:
Performing	1,435	1,514	824	422	173	60	68	-	4,496
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	1,435	1,514	824	422	173	60	68	-	4,496
Current period gross charge-offs	242	41	-	9	1	-	-	-	293

Commercial
By internally assigned grade:
Pass	9,051	11,458	8,838	5,606	13,175	16,252	41,532	116	106,028
Special mention	-	-	-	59	-	119	145	188	511
Substandard	-	-	-	6,498	31	617	636	-	7,782
Total Commercial	$9,051	$11,458	$8,838	$12,163	$13,206	$16,988	$42,313	$304	$114,321
Current period gross charge-offs	$-	$-	$-	$-	$-	$38	$19	$-	$57

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

There were no loans were classified as doubtful or loss at March 31, 2025 or June 30, 2024. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The allowance for credit losses on unfunded commitments at March 31, 2025 was $1.8 million as compared to $1.3 million at June 30, 2024.

Individually Evaluated Loans

As of March 31, 2025, loans evaluated individually had an amortized cost basis of $759,000 with an allowance for credit losses on loans of $557,000, as compared to $1.4 million with an allowance for credit losses on loans of $662,000 at June 30, 2024. At March 31, 2025, the amortized cost basis of collateral dependent loans was $759,000 for commercial real estate loans. At June 30, 2024, the amortized cost basis of collateral dependent loans was $631,000 and $774,000 for commercial and residential real estate loans, respectively. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. The collateral value associated with collateral dependent loans was $202,000 and $662,000 at March 31, 2025 and June 30, 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the three months ended March 31, 2025
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%	$-	-%
Total	$299		$-

	For the three months ended March 31, 2024
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$3,948	0.43%	$130	0.01%
Total	$3,948		$130

	For the nine months ended March 31, 2025
	Term extension		Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%	$2,545	0.24%
Total	$299		$2,545

	For the nine months ended March 31, 2024
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$3,948	0.43%	$130	0.01%
Total	$3,948		$130

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended March 31, 2025
Loan type	Term extension	Interest rate reduction
Commercial real estate	12 month term extension	-

For the three months ended March 31, 2024
Loan type	Term extension	Interest rate reduction

Commercial real estate	Added a weighted-average 9 months to the life of the loan	Interest rates were reduced by an average of 1.75%

For the nine months ended March 31, 2025
Loan type	Term extension	Interest rate reduction
Commercial real estate	12 month term extension	Interest rates were reduced by an average of 1.45%

For the nine months ended March 31, 2024
Loan type	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average 9 months to the life of the loan	Interest rates were reduced by an average of 1.75%

The Company closely monitors the performance of loans that have been modified in accordance with ASU 2022-02. The loans that were modified during the prior twelve months ended March 31, 2025, one commercial real estate loan of $299,000 and one consumer loan of $16,000, are in payment default. Three commercial real estate loans of $6.6 million, are performing within their modified terms with no payment defaults.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At March 31, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$6,606	$299	$-	$-	$6,905
Consumer	-	16	-	-	16
Total	$6,606	$315	$-	$-	$6,921

For the nine months ended March 31, 2024, there were no payment defaults for loans that were modified to borrowers experiencing financial difficulty.

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At March 31, 2025 and June 30, 2024, the Company had no foreclosed real estate.

(5)
Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of March 31, 2025 and June 30, 2024 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,375	$-	$10,375	$-
U.S. government sponsored enterprises	11,476	-	11,476	-
State and political subdivisions	209,166	-	209,166	-
Mortgage-backed securities-residential	32,626	-	32,626	-
Mortgage-backed securities-multi-family	73,985	-	73,985	-
Corporate debt securities	17,804	-	17,804	-
Securities available-for-sale	355,432	-	355,432	-
Equity securities	400	400	-	-
Interest rate swaps	2,865	-	2,865	-
Total	$358,697	$400	$358,297	$-

Liabilities:
Interest rate swaps	$2,865	$-	$2,865	$-
Total	$2,865	$-	$2,865	$-

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$41,195	$-	$41,195	$-
U.S. government sponsored enterprises	10,974	-	10,974	-
State and political subdivisions	170,669	-	170,669	-
Mortgage-backed securities-residential	36,575	-	36,575	-
Mortgage-backed securities-multi-family	72,300	-	72,300	-
Corporate debt securities	18,288	-	18,288	-
Securities available-for-sale	350,001	-	350,001	-
Equity securities	328	328	-	-
Interest rate swaps	585	-	585	-
Total	$350,914	$328	$350,586	$-

Liabilities:
Interest rate swaps	$585	$-	$585	$-
Total	$585	$-	$585	$-
Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations.  Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans evaluated individually for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses amounting to 45%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

Fair values for foreclosed real estate are initially recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Values are derived from appraisals, similar to loans evaluated individually for expected credit loss, of underlying collateral. Any write-downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses amounting to 45%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

		March 31, 2025		June 30, 2024
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans evaluated individually	3	$759	202	$1,405	$662

No other financial assets or liabilities were re-measured during the three and nine month period on a nonrecurring basis.

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

The carrying amounts and estimated fair value of financial instruments are as follows:

	March 31, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$155,483	$155,483	$155,483	$-	$-
Long-term certificates of deposit	1,640	1,631	-	1,631	-
Securities available-for-sale	355,432	355,432	-	355,432	-
Securities held-to-maturity	781,338	735,692	-	735,692	-
Equity securities	400	400	400	-	-
Federal Home Loan Bank stock	3,834	3,834	-	3,834	-
Net loans receivable	1,598,182	1,523,665	-	-	1,523,665
Accrued interest receivable	18,433	18,433	-	18,433	-
Interest rate swaps asset	2,865	2,865	-	2,865	-

Deposits	2,654,717	2,653,936	-	2,653,936	-
Borrowings	44,195	44,263	-	44,263	-
Subordinated notes payable, net	49,820	46,697	-	46,697	-
Accrued interest payable	612	612	-	612	-
Interest rate swaps liability	2,865	2,865	-	2,865	-

	June 30, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$190,395	$190,395	$190,395	$-	$-
Long-term certificate of deposit	2,831	2,760	-	2,760	-
Securities available-for-sale	350,001	350,001	-	350,001	-
Securities held-to-maturity	690,354	630,241	-	630,241	-
Equity securities	328	328	328	-	-
Federal Home Loan Bank stock	7,296	7,296	-	7,296	-
Net loans receivable	1,480,229	1,387,325	-	-	1,387,325
Accrued interest receivable	14,269	14,269	-	14,269	-
Interest rate swap asset	585	585	-	585	-

Deposits	2,389,222	2,388,305	-	2,388,305	-
Borrowings	149,456	149,438	-	149,438	-
Subordinated notes payable, net	49,681	46,114	-	46,114	-
Accrued interest payable	1,551	1,551	-	1,551	-
Interest rate swap liability	585	585	-	585	-

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

The following table present the notional amount and fair values of interest rate derivative positions:

	At March 31, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$125,081	$2,865	Other Liabilities	$125,081	$2,865
Less cash collateral			-	Other Liabilities		(2,670)
Total after netting			$2,865			$195

	At June 30, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$50,707	$585	Other Liabilities	$50,707	$585
Less cash collateral			-	Other Liabilities		(410)
Total after netting			$585			$175

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company.  Participations-out generally occur concurrently with the sale of new customer derivatives.  The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to eight years. The Company’s credit exposure transferred out was $189,000 and $105,000 as of March 31, 2025 and June 30, 2024, respectively. The Company transferred out RPAs with a notional amount of $16.6 million and $8.0 million as of March 31, 2025 and June 30, 2024, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between two to thirteen years. The credit exposure associated with risk participations-ins was $704,000 and $276,000 as of March 31, 2025 and June 30, 2024, respectively. The Company held RPAs with a notional amount of $131.5 million and $112.3 million as of March 31, 2025 and June 30, 2024, respectively.

(7)           Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations.  There were no dilutive or anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2025 and 2024.

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024

Net Income	$8,054,000	$5,861,000	$21,805,000	$18,037,000
Weighted average shares - basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share - basic	$0.47	$0.34	$1.28	$1.06
Earnings per share - diluted	$0.47	$0.34	$1.28	$1.06

(8)           Dividends

On January 22, 2025, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.36 per share, which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 14, 2025 and was paid on February 28, 2025. Greene County Bancorp, MHC did not waive its right to receive this dividend.

(9)           Employee Benefit Plans

Defined Benefit Plan

The components of net periodic pension cost related to the defined benefit pension plan were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2025	2024	2025	2024
Interest cost	$53	$52	$159	$156
Expected return on plan assets	(57)	(55)	(171)	(165)
Amortization of net loss	8	19	24	57
Net periodic pension expense	$4	$16	$12	$48

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

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2025 were $532,000 and $1.6 million, respectively, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $16.7 million at March 31, 2025 and $15.2 million at June 30, 2024, and is included in accrued expenses and other liabilities. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Number of options outstanding, beginning of period	1,873,590	2,317,535	2,253,535	2,535,840
Options granted	-	-	651,595	672,095
Options forfeited	-	-	(12,000)	-
Options paid in cash upon vesting	-	-	(1,019,540)	(890,400)
Number of options outstanding, end of period	1,873,590	2,317,535	1,873,590	2,317,535

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2025	2024	2025	2024
Cash paid out on options vested	$-	$-	$4,249	$4,051
Compensation expense recognized	$809	$908	$2,053	$2,302

The total liability for the Plan was $3.3 million and $5.5 million at March 31, 2025 and June 30, 2024, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)         Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended March 31, 2025 and 2024

(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – December 31, 2024	$(17,414)	$(528)	$(17,942)
Other comprehensive income before reclassification	2,755	-	2,755
Amounts reclassified to net loss on sale of securities available-for-sale	487	-	487
Other comprehensive income for the three months ended March 31, 2025	3,242	-	3,242
Balance – March 31, 2025	$(14,172)	$(528)	$(14,700)

Balance – December 31, 2023	$(18,193)	$(877)	$(19,070)
Other comprehensive loss before reclassification	(1,347)	-	(1,347)
Other comprehensive loss for the three months ended March 31, 2024	(1,347)	-	(1,347)
Balance – March 31, 2024	$(19,540)	$(877)	$(20,417)

Activity for the nine months ended March 31, 2025 and 2024

(In thousands)	Unrealized losses on securities available-for- sale	Pension benefits	Total
Balance – June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification	4,523	-	4,523
Amounts reclassified to net loss on sale of securities available-for-sale	487	-	487
Other comprehensive income for the nine months ended March 31, 2025	5,010	-	5,010
Balance – March 31, 2025	$(14,172)	$(528)	$(14,700)

Balance – June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive income before reclassification	991	-	991
Other comprehensive income for the nine months ended March 31, 2024	991	-	991
Balance – March 31, 2024	$(19,540)	$(877)	$(20,417)

(12)         Operating leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases at March 31, 2025 and June 30, 2024, and for the three and nine months ended March 31, 2025 and 2024:

(In thousands)
Operating lease amounts:	March 31, 2025	June 30, 2024
Right-of-use assets	$1,863	$2,071
Lease liabilities	$1,946	$2,159

	For the three months ended March 31,
(In thousands)	2025	2024
Other information:
Operating outgoing cash flows from operating leases	$126	$118
Right-of-use assets obtained in exchange for new operating lease liabilities	-	251

Lease costs:
Operating lease cost	$113	$105
Variable lease cost	$11	$11

	For the nine months ended March 31,
(In thousands)	2025	2024
Other information:
Operating outgoing cash flows from operating leases	$376	$346
Right-of-use assets obtained in exchange for new operating lease liabilities	$117	$251

Lease costs:
Operating lease cost	$340	$313
Variable lease cost	$33	$33

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities as of March 31, 2025:

(In thousands, except weighted-average information)
Within the twelve months ended March 31,
2025	$510
2026	492
2027	409
2028	292
2029	232
Thereafter	167
Total undiscounted cash flow	2,102
Less net present value adjustment	(156)
Lease liability	$1,946

Weighted-average remaining lease term (years)	4.66
Weighted-average discount rate	3.18%

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

The table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	March 31, 2025	June 30, 2024
Unfunded loan commitments	$145,500	$107,966
Unused lines of credit	107,048	99,176
Standby letters of credit	793	754
Total credit-related financial instruments with off-balance sheet risk	$253,341	$207,896

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. At March 31, 2025, the allowance for credit losses on unfunded commitments totaled $1.8 million as compared to $1.3 million at June 30, 2024.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	March 31, 2025
Gross investment in solar tax credit investments	$2,586
Accumulated amortization	(2,572)
Net investment in solar tax credit investments	$14

Unfunded commitments for solar tax credit investments	$381

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable and other assets within the Company’s consolidated statements of financial condition, and represents the Company’s maximum exposure to loss.

There were no solar tax credit investments at June 30, 2024.

(15)         Subsequent events

On April 16, 2025, the Board of Directors announced a cash dividend for the quarter ended March 31, 2025 of $0.09 per share on the Company’s common stock.  The dividend reflects an annual cash dividend rate of $0.36 per share, which was the same rate as the dividend declared during the previous quarter.  The dividend will be payable to stockholders of record as of May 16, 2025, and is expected to be paid on May 30, 2025.  Greene County Bancorp, MHC intends to waive its receipt of this dividend.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

ASSETS

Total assets of the Company were $3.0 billion at March 31, 2025 and $2.8 billion at June 30, 2024, an increase of $182.2 million, or 6.5%. Securities available-for-sale and held-to-maturity increased $96.4 million, or 9.3%, to $1.1 billion at March 31, 2025 as compared to $1.0 billion at June 30, 2024. Net loans receivable increased $118.0 million, or 8.0%, to $1.6 billion at March 31, 2025 as compared to $1.5 billion at June 30, 2024.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $155.5 million at March 31, 2025 and $190.4 million at June 30, 2024, a decrease of $34.9 million, or 18.3%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of March 31, 2025 and June 30, 2024.

SECURITIES

Securities available-for-sale and held-to-maturity increased $96.4 million, or 9.3%, to $1.1 billion at March 31, 2025 as compared to $1.0 billion at June 30, 2024. Securities purchases totaled $330.9 million during the nine months ended March 31, 2025, consisting primarily of $207.7 million of state and political subdivision securities, $86.4 million of mortgage-backed securities, $24.7 million of U.S. Treasury securities, and $11.4 million of collateralized mortgage obligations. Principal pay-downs and maturities during the nine months ended March 31, 2025 amounted to $234.3 million, consisting primarily of $160.5 million of state and political subdivision securities, $53.0 million of U.S. Treasury securities, $17.5 million of mortgage-backed securities, $2.0 million of collateralized mortgage obligations and $1.3 million of corporate debt securities. At March 31, 2025, 58.8% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 33.6% of our securities portfolio at March 31, 2025, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of March 31, 2025 and June 30, 2024. Refer to financial statements Note 3, Securities for the complete fair value of securities.

	March 31, 2025		June 30, 2024
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$10,375	0.9%	$41,195	4.0%
U.S. government sponsored enterprises	11,476	1.0	10,974	1.0
State and political subdivisions	209,166	18.4	170,669	16.4
Mortgage-backed securities-residential	32,626	2.9	36,575	3.5
Mortgage-backed securities-multifamily	73,985	6.5	72,300	6.9
Corporate debt securities	17,804	1.6	18,288	1.8
Total securities available-for-sale	355,432	31.3	350,001	33.6
Securities held-to-maturity:
U.S. Treasury securities	20,836	1.8	23,785	2.3
State and political subdivisions	459,067	40.4	450,299	43.3
Mortgage-backed securities-residential	135,874	11.9	48,033	4.6
Mortgage-backed securities-multifamily	139,845	12.3	143,363	13.8
Corporate debt securities	25,688	2.3	24,844	2.4
Other securities	28	0.0	30	0.0
Total securities held-to-maturity	781,338	68.7	690,354	66.4
Total securities (at carrying value)	$1,145,358	100.0%	$1,040,355	100.0%

There was no ACL recorded on securities available-for-sale as of either period presented as each of the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. At March 31, 2025, the ACL on securities held-to-maturity was $422,000 as compared to $483,000 at June 30, 2024.

LOANS

Net loans receivable increased $118.0 million, or 8.0%, to $1.6 billion at March 31, 2025 as compared to $1.5 billion at June 30, 2024. Loan growth experienced during the nine months ended March 31, 2025 consisted primarily of $111.9 million in commercial real estate loans, $3.2 million in home equity loans, $3.0 million in commercial loans, and $2.0 million in residential real estate loans. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy for loan originations, and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

The following tables present the composition of the Company’s loan portfolio in dollar amounts and percentages as of the dates indicated.

	March 31, 2025		June 30, 2024
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$419,609	25.9%	$417,589	27.8%
Commercial real estate	1,048,572	64.8	936,640	62.5
Home equity	32,380	2.0	29,166	2.0
Consumer	4,496	0.3	4,771	0.3
Commercial loans	114,321	7.0	111,307	7.4
Total gross loans(1)(2)	1,619,378	100.0%	1,499,473	100.0%
Allowance for credit losses on loans	(21,196)		(19,244)
Total net loans	$1,598,182		$1,480,229

(1)   Loan balances include net deferred fees/cost of ($217,000) and ($42,000) at March 31, 2025 and at June 30, 2024, respectively.
(2)   Loan balances exclude accrued interest receivable of $7.2 million and $6.2 million at March 31, 2025 and at June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At March 31, 2025
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$30,488	2.9%
Mixed use real estate	29,813	2.9
Office building	22,338	2.1
Retail	18,152	1.7
Firehouse	10,391	1.0
Other	51,735	4.9
Total owner occupied	162,917	15.5

Non-owner occupied:
Multi-family	288,475	27.5
Retail plaza	126,591	12.1
Mixed use real estate	107,590	10.3
Construction	70,484	6.7
Motel/hotel	64,742	6.2
Office building	64,021	6.1
Warehouse	55,755	5.3
Other	107,997	10.3
Total non-owner occupied	885,655	84.5
Total commercial real estate	$1,048,572	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 84.5% in non-owner occupied loans and 15.5% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 41.6%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 38.0%, as of March 31, 2025. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of March 31, 2025, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $288.5 million, or 27.5% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of March 31, 2025, the weighted average LTV was approximately 42.6% for the non-owner occupied multi-family loan segment.

As of March 31, 2025, non-owner occupied construction loans were $70.5 million, or 6.7% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects. High volatility commercial real estate loan exposure totaled $4.8 million of the Company’s construction exposure. Construction loans are primarily comprised of approximately 28.9% mixed use real estate, 25.9% multi-family buildings, and 14.3% pre-construction and land loans.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $64.0 million, or 6.1% of total commercial real estate loans as of March 31, 2025. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of March 31, 2025, the weighted average LTV was approximately 56.8% for the non-owner occupied office loan segment.

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

The ACL totaled $21.2 million at March 31, 2025, compared to $19.2 million at June 30, 2024. The ACL to total loans receivable was 1.31% at March 31, 2025 compared to 1.28% at June 30, 2024. The increase in the ACL from March 31, 2025 to June 30, 2024 was primarily attributable to growth in gross loans and a modest deterioration in the economic forecasts used in the CECL model.

The allowance for credit losses on unfunded commitments as of March 31, 2025 was $1.8 million as compared to $1.3 million at June 30, 2024, an increase of $502,000. The increase in the reserve was primarily due to an increase in the contractual obligations to extend credit.

Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due and still accruing, other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis.  A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan.  A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of March 31, 2025, there were five loans being monitored in the prior twelve months, under ASU-2022-02 with a total amortized basis of $6.9 million. As of March 31, 2024, there were two commercial real estate loans being monitored in the prior nine months, under ASU-2022-02 with a total amortized basis of $4.1 million.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	March 31, 2025	June 30, 2024
Non-accrual loans:
Residential real estate	$2,169	$2,518
Commercial real estate	584	1,163
Home equity	31	47
Commercial	141	-
Total non-accrual loans	$2,925	$3,728
Total non-performing assets	$2,925	$3,728

Non-accrual loans to total loans	0.18%	0.25%
Non-performing loans to total loans	0.18%	0.25%
Non-performing assets to total assets	0.10%	0.13%
Allowance for credit losses on loans to non-performing loans	724.65%	516.20%
Allowance for credit losses on loans to non-accrual loans	724.65%	516.20%

At March 31, 2025 and June 30, 2024, there were no loans delinquent greater than 90 days and accruing.

Non-performing assets amounted to $2.9 million and $3.7 million at March 31, 2025 and June 30, 2024, respectively.  Loans on non-accrual status totaled $2.9 million at March 31, 2025, of which there were two residential real estate loans totaling $297,000 and three commercial real estate loans totaling $1.1 million that were in process of foreclosure. Included in non-accrual loans were $1.4 million of loans which were less than 90 days past due at March 31, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which there were four residential real estate loans totaling $686,000 and three commercial real estate loans totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due.

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

Deposits totaled $2.7 billion at March 31, 2025 and $2.4 billion at June 30, 2024, an increase of $265.5 million, or 11.1%. The Company had $11.6 million and zero brokered deposits at March 31, 2025 and June 30, 2024, respectively.  NOW deposits increased $232.6 million, or 13.2%, and certificates of deposits increased $53.6 million, or 38.7%, when comparing March 31, 2025 and June 30, 2024. Noninterest bearing deposits decreased $9.2 million, or 7.4%, savings deposits decreased $7.8 million, or 3.1%, and money market deposits decreased $3.7 million, or 3.3%, when comparing March 31, 2025 and June 30, 2024.

Major classifications of deposits at March 31, 2025 and June 30, 2024 are summarized as follows:

(Dollars in thousands)	March 31, 2025	Percentage of portfolio	June 30, 2024	Percentage of portfolio
Noninterest-bearing deposits	$116,195	4.4%	$125,442	5.3%
Certificates of deposit	192,100	7.2	138,493	5.8
Savings deposits	244,590	9.2	252,362	10.6
Money market deposits	109,533	4.1	113,266	4.7
NOW deposits	1,992,299	75.1	1,759,659	73.6
Total deposits	$2,654,717	100.0%	$2,389,222	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	March 31, 2025	Percentage of portfolio	June 30, 2024	Percentage of portfolio
Business deposits	$481,872	18.2%	$462,716	19.4%
Retail deposits	890,115	33.5	882,170	36.9
Municipal deposits	1,271,165	47.9	1,044,336	43.7
Brokered deposits	11,565	0.4	-	0.0
Total deposits	$2,654,717	100.0%	$2,389,222	100.0%

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

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	At March 31, 2025
Uninsured deposits, per regulatory requirements	$1,499,822
Less: Affiliate deposits	(42,254)
Collateralized deposits	(1,142,024)
Uninsured deposits, after exclusions	$315,544

Immediately available liquidity(1)	$304,581
Uninsured deposits coverage	96.5%

(1)   Reflects $155.5 million of cash and cash equivalents, and $131.0 million and $18.1 million of remaining borrowing capacity from the Federal Home Loan Bank and the Federal Reserve Bank, as of March 31, 2025.

Uninsured deposits after exclusions represent 11.9% of total deposits as of March 31, 2025. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

BORROWINGS

At March 31, 2025, the Bank had pledged approximately $639.2 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $385.2 million at March 31, 2025, of which there were $2.2 million term fixed rate borrowings, $210.0 million irrevocable municipal letters of credit and $42.0 million of overnight borrowings outstanding at March 31, 2025.  At June 30, 2024, the Bank had $115.3 million in overnight borrowings, and $9.2 million of long-term borrowings with the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing.  The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At March 31, 2025, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027.

The Bank pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At March 31, 2025, approximately $18.1 million collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window of which there were zero overnight borrowings outstanding. The Bank participated in the “Bank Term Funding Program” (“BTFP”) that was established by the Federal Reserve Bank to provide additional funding to eligible depository institutions to meet the needs of their depositors. The BTFP ended new borrowings on March 11, 2024. At March 31, 2025, there were zero borrowings with the BTFP.

At June 30, 2024, there were zero overnight borrowings outstanding with the Federal Reserve Bank discount window and $25.0 million outstanding with the BTFP.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were no borrowings outstanding with these lines of credit for the Bank at March 31, 2025 and June 30, 2024.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPAs”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months.  These notes are callable on September 15, 2025.  At March 31, 2025, there were $20.0 million of these SNPAs outstanding, net of issuance costs.

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months.  These notes are callable on September 15, 2026. At March 31, 2025, there were $29.9 million of these SNPAs outstanding, net of issuance costs.

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

At March 31, 2025, there were no other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $229.0 million at March 31, 2025 compared to $206.0 million at June 30, 2024, resulting primarily from net income of $21.8 million and a decrease in accumulated other comprehensive loss of $5.0 million, partially offset by dividends declared and paid of $3.8 million.

The Federal Reserve raised its target benchmark interest rate in 2022 and into the third quarter of calendar year 2023, resulting in subsequent prime lending rate increases of 525 basis points and a significant increase in market rates between March 2022 and December 2023. The Federal Reserve has since reduced interest rates 100 basis points in the third and fourth quarter of 2024.

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

As of the quarter ended March 31, 2025, market rates decreased as compared to December 31, 2024 and was in line with June 30, 2024. Long-term Treasury rates decreased in the current quarter due to market conditions and investor demand. This resulted in the fair value of the fixed income bond portfolio to increase and therefore, decreased the unrealized loss position as of March 31, 2025 as compared to December 31, 2024. Additionally, the Company continued to purchase investment securities in the higher interest rate environment, decreasing the unrealized loss position.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  For the three and nine months ended March 31, 2025, the Company did not repurchase any shares.

Selected Equity Data:
	At March 31, 2025	At June 30, 2024
Shareholders’ equity to total assets, at end of period	7.61%	7.29%
Book value per share(1)	$13.45	$12.10
Closing market price of common stock	$24.11	$33.71

	For the nine months ended March 31,
	2025	2024
Average shareholders’ equity to average assets	7.73%	7.16%
Dividend payout ratio(2)	21.09%	22.64%
Actual dividends paid to net income(3)	17.30%	14.50%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share.  No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended March 31, 2023, June 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024 and March 31, 2025. Dividends declared during the three months ended September 30, 2023, September 30, 2024, and December 31, 2024 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2025 and 2024

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and nine months ended March 31, 2025 and 2024. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates.  There were no tax equivalent adjustments made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended March 31,
	2025			2024
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,580,232	$20,185	5.11%	$1,467,100	$18,063	4.92%
Securities non-taxable	667,742	5,053	3.03	629,287	4,426	2.81
Securities taxable	480,382	3,755	3.13	414,311	2,682	2.59
Interest-bearing bank balances and federal funds	58,508	731	5.00	70,437	841	4.78
FHLB stock	2,238	55	9.83	2,136	59	11.05
Total interest-earning assets	2,789,102	29,779	4.27%	2,583,271	26,071	4.04%
Cash and due from banks	14,547			14,300
Allowance for credit losses on loans	(20,443)			(20,392)
Allowance for credit losses on securities held-to-maturity	(438)			(486)
Other noninterest-earning assets	105,859			101,311
Total assets	$2,888,627			$2,678,004

Interest-Bearing Liabilities:
Savings and money market deposits	$348,017	$366	0.42%	$362,939	$422	0.47%
NOW deposits	1,928,023	10,979	2.28	1,748,528	11,225	2.57
Certificates of deposit	183,471	1,654	3.61	124,542	1,297	4.17
Borrowings	61,454	569	3.70	80,730	832	4.12
Total interest-bearing liabilities	2,520,965	13,568	2.15%	2,316,739	13,776	2.38%
Noninterest-bearing deposits	114,729			134,675
Other noninterest-bearing liabilities	29,307			29,847
Shareholders' equity	223,626			196,743
Total liabilities and equity	$2,888,627			$2,678,004

Net interest income		$16,211			$12,295
Net interest rate spread			2.12%			1.66%
Net earnings assets	$268,137			$266,532
Net interest margin			2.32%			1.90%
Average interest-earning assets to average interest-bearing liabilities	110.64%			111.50%

(1)Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,
(Dollars in thousands)	2025	2024
Net interest income (GAAP)	$16,211	$12,295
Tax-equivalent adjustment(1)	1,945	1,897
Net interest income fully taxable-equivalent basis (non-GAAP)	$18,156	$14,192

Average interest-earning assets (GAAP)	$2,789,102	$2,583,271
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.60%	2.20%

(1)Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2025 and 2024, respectively.

	Nine months ended March 31,
	2025			2024
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,528,891	$58,908	5.14%	$1,448,636	$53,044	4.88%
Securities non-taxable	644,584	14,464	2.99	631,016	13,050	2.76
Securities taxable	463,289	10,619	3.06	400,432	7,235	2.41
Interest-bearing bank balances and federal funds	72,107	2,817	5.21	74,168	2,862	5.15
FHLB stock	2,212	158	9.52	2,189	145	8.83
Total interest-earning assets	2,711,083	86,966	4.28%	2,556,441	76,336	3.98%
Cash and due from banks	12,987			12,673
Allowance for credit losses on loans	(19,812)			(20,207)
Allowance for credit losses on securities held-to-maturity	(462)			(492)
Other noninterest-earning assets	102,910			99,956
Total assets	$2,806,706			$2,648,371

Interest-Bearing Liabilities:
Savings and money market deposits	$350,955	$1,164	0.44%	$376,317	$1,004	0.36%
NOW deposits	1,851,188	35,359	2.55	1,730,371	31,876	2.46
Certificates of deposit	167,990	5,020	3.98	109,333	3,229	3.94
Borrowings	70,217	2,008	3.81	67,729	2,105	4.14
Total interest-bearing liabilities	2,440,350	43,551	2.38%	2,283,750	38,214	2.23%
Noninterest-bearing deposits	119,310			145,824
Other noninterest-bearing liabilities	30,051			29,231
Shareholders' equity	216,995			189,566
Total liabilities and equity	$2,806,706			$2,648,371

Net interest income		$43,415			$38,122
Net interest rate spread			1.90%			1.75%
Net earnings assets	$270,733			$272,691
Net interest margin			2.14%			1.99%
Average interest-earning assets to average interest-bearing liabilities	111.09%			111.94%

(1)Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Taxable-equivalent net interest income and net interest margin	For the nine months ended March 31,
(Dollars in thousands)	2025	2024
Net interest income (GAAP)	$43,415	$38,122
Tax-equivalent adjustment(1)	5,524	5,051
Net interest income fully taxable-equivalent basis (non-GAAP)	$48,939	$43,173

Average interest-earning assets (GAAP)	$2,711,083	$2,556,441
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.41%	2.25%

 (1)Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2025 and 2024, respectively.

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

	Three months ended March 31,			Nine months ended March 31,
	2025 versus 2024			2025 versus 2024
	Increase/(decrease)		Total	Increase/(decrease)		Total
	Due to		increase/	Due to		increase/
(In thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$1,414	$708	$2,122	$2,989	$2,875	$5,864
Securities non-taxable	275	352	627	290	1,124	1,414
Securities taxable	465	608	1,073	1,245	2,139	3,384
Interest-bearing bank balances and federal funds	(147)	37	(110)	(79)	34	(45)
FHLB stock	3	(7)	(4)	2	11	13
Total interest-earning assets	2,010	1,698	3,708	4,447	6,183	10,630

Interest-bearing liabilities:
Savings and money market deposits	(16)	(40)	(56)	(68)	228	160
NOW deposits	1,091	(1,337)	(246)	2,285	1,198	3,483
Certificates of deposit	550	(193)	357	1,758	33	1,791
Borrowings	(184)	(79)	(263)	75	(172)	(97)
Total interest-bearing liabilities	1,441	(1,649)	(208)	4,050	1,287	5,337
Net change in net interest income	$569	$3,347	$3,916	$397	$4,896	$5,293

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.12% for the three months ended March 31, 2025 as compared to 0.88% for the three months ended March 31, 2024. Annualized return on average equity increased to 14.41% for the three months ended March 31, 2025 as compared to 11.92% for the three months ended March 31, 2024. Annualized return on average assets increased to 1.04% for the nine months ended March 31, 2025 as compared to 0.91% for the nine months ended March 31, 2024. Annualized return on average equity increased to 13.40% for the nine months ended March 31, 2025 as compared to 12.69% for the nine months ended March 31, 2024. The increase in return on average assets and average equity for the three and nine months ended March 31, 2025 was primarily the result of net income outpacing growth in the balance sheet.

Net income amounted to $8.1 million for the three months ended March 31, 2025 as compared to $5.9 million for the three months ended March 31, 2024, an increase of $2.2 million. Net income amounted to $21.8 million for the nine months ended March 31, 2025 as compared to $18.0 million for the nine months ended March 31, 2024, an increase of $3.8 million.

Average assets increased $210.6 million, or 7.9%, to $2.9 billion for the three months ended March 31, 2025 as compared to $2.7 billion for the three months ended March 31, 2024. Average equity increased $26.9 million, or 13.7%, to $223.6 million for the three months ended March 31, 2025 as compared to $196.7 million for the three months ended March 31, 2024. Average assets increased $158.3 million, or 6.0%, to $2.8 billion for the nine months ended March 31, 2025 as compared to $2.6 billion for the nine months ended March 31, 2024. Average equity increased $27.4 million, or 14.5%, to $217.0 million for the nine months ended March 31, 2025 as compared to $189.6 million for the nine months ended March 31, 2024.

INTEREST INCOME

Interest income amounted to $29.8 million for the three months ended March 31, 2025 as compared to $26.1 million for the three months ended March 31, 2024, an increase of $3.7 million, or 14.2%.  Interest income amounted to $87.0 million for the nine months ended March 31, 2025 as compared to $76.3 million for the nine months ended March 31, 2024, an increase of $10.7 million, or 13.9%. The increase in yields earned on loans and securities had the greatest impact on interest income when comparing the 2025 and 2024 periods. The average balances of loans also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $113.1 million and $80.3 million and the yield on loans increased 19 basis points and 26 basis points when comparing the three and nine months ended March 31, 2025 and 2024, respectively. The average balance of securities increased $104.5 million and $76.4 million and the yield on such securities increased 11 basis points and 40 basis points when comparing the three and nine months ended March 31, 2025 and 2024, respectively. Average interest-bearing bank balances and federal funds decreased $11.9 million and $2.1 million and the yield on interest-bearing bank balances and federal funds increased 22 basis points and 6 basis points when comparing the three and nine months ended March 31, 2025 and 2024, respectively.

INTEREST EXPENSE

Interest expense amounted to $13.6 million for the three months ended March 31, 2025 as compared to $13.8 million for the three months ended March 31, 2024, an increase of $200,000, or 1.5%. Interest expense amounted to $43.6 million for the nine months ended March 31, 2025 as compared to $38.2 million for the nine months ended March 31, 2024, an increase of $5.4 million, or 14.0%. The increase during the three and nine months ended March 31, 2025 was primarily due to the increase of $204.2 million and $156.6 million in the average balances of interest-bearing liabilities and the increase in the average cost of funds. Increase in the cost of NOW deposits, certificates of deposits and insured cash sweep (“ICS”) deposits had the greatest impact on interest expense reflecting higher market interest rates when comparing the nine months ended March 31, 2025 and 2024.

The cost of NOW deposits decreased 29 basis points, the cost of certificates of deposit decreased 56 basis points, and the cost of savings and money market deposits decreased 5 basis points when comparing the three months ended March 31, 2025 and 2024, respectively. The cost of NOW deposits increased 9 basis points, the cost of certificates of deposit increased 4 basis points, and the cost of savings and money market deposits increased 8 basis points when comparing the nine months ended March 31, 2025 and 2024, respectively.

The growth in interest-bearing liabilities was primarily due to an increase in average NOW deposits of $179.5 million and $120.8 million and an increase in average certificates of deposits of $58.9 million and $58.7 million when comparing the three and nine months ended March 31, 2025 and 2024, respectively.  This was partially offset by a decrease in average savings and money market deposits of $14.9 million and $25.4 million when comparing the three and nine months ended March 31, 2025 and 2024, respectively. Yields on interest-earning assets increased when comparing the three and nine months ended March 31, 2025 and 2024 as the Company continued to reprice assets into the higher interest rate environment.  During the nine months ended March 31, 2025, the Company implemented a strategic reduction in deposit rates that aligns with the Federal Reserve’s rate cuts, while providing competitive financial solutions to the Company’s customers that reflect the prevailing economic conditions, while growing new relationships.

NET INTEREST INCOME

Net interest income increased $3.9 million to $16.2 million for the three months ended March 31, 2025 from $12.3 million for the three months ended March 31, 2024. Net interest income increased $5.3 million to $43.4 million for the nine months ended March 31, 2025 from $38.1 million for the nine months ended March 31, 2024. The increase in net interest income was due to an increase in the average balance of interest-earning assets which increased $205.8 million and $154.6 million when comparing the three and nine months ended March 31, 2025 and 2024, respectively, increases in interest rates on interest-earning assets, which increased 23 basis points and 30 basis points when comparing the three and nine months ended March 31, 2025 and 2024, respectively, and a decrease of 23 basis points in rates paid on interest-bearing liabilities when comparing the three months ended March 31, 2025 and 2024, respectively. The increase in net interest income was offset by increases in the average balance of interest-bearing liabilities, which increased $204.2 million and $156.6 million when comparing the three and nine months ended March 31, 2025 and 2024, respectively, and an increase of 15 basis points in rates paid on interest-bearing liabilities when comparing the nine months ended March 31, 2025 and 2024, respectively.

Net interest rate spread increased 46 basis points to 2.12% for the three months ended March 31, 2025 compared to 1.66% for the three months ended March 31, 2024. Net interest rate spread increased 15 basis points to 1.90% for the nine months ended March 31, 2025, compared to 1.75% for the nine months ended March 31, 2024.

Net interest margin increased 42 basis points to 2.32% for the three months ended March 31, 2025, compared to 1.90% for the three months ended March 31, 2024. Net interest margin increased 15 basis points to 2.14% for the nine months ended March 31, 2025, compared to 1.99% for the nine months ended March 31, 2024. The increase in net interest rate spread and margin during the three and nine months ended March 31, 2025, was due to increases in interest income on loans and securities, as they continue to reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior periods. This was partially offset by the increase in rates paid on deposits as compared to the nine months ended March 31, 2025.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.60% and 2.20% for the three months ended March 31, 2025 and 2024, respectively, and was 2.41% and 2.25% for the nine months ended March 31, 2025 and 2024, respectively.

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

PROVISION FOR CREDIT LOSSES ON LOANS

Provision for credit losses on loans amounted to $1.1 million and $277,000 for the three months ended March 31, 2025 and 2024, respectively, and $2.3 million and $922,000 for the nine months ended March 31, 2025 and 2024, respectively. The loan provision for the nine months ended March 31, 2025 was primarily attributable to growth in gross loans and a modest deterioration in the economic forecasts used in the CECL model as of March 31, 2025. The allowance for credit losses on loans to total loans receivable was 1.31% at March 31, 2025 compared to 1.28% at June 30, 2024.

Loans classified as substandard and special mention totaled $44.8 million at March 31, 2025 and $48.6 million at June 30, 2024, a decrease of $3.8 million. Of the loans classified as substandard or special mention, $41.6 million were performing at March 31, 2025. There were no loans classified as doubtful or loss at March 31, 2025 or June 30, 2024.

Net charge-offs on loans amounted to $96,000 and $204,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $108,000. Net charge-offs totaled $305,000 and $420,000 for the nine months ended March 31, 2025 and 2024, respectively. There were no material charge-offs in any loan segment during the three and nine months ended March 31, 2025.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended March 31,		Change from prior year		For the nine months ended March 31,		Change from prior year
Noninterest income:	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Service charges on deposit accounts	$1,191	$1,011	$180	17.8%	$3,690	$3,468	$222	6.4%
Debit card fees	1,146	1,120	26	2.3	3,310	3,373	(63)	(1.9)
Investment services	297	265	32	12.1	797	714	83	11.6
E-commerce fees	16	24	(8)	(33.3)	87	83	4	4.8
Bank-owned life insurance	625	615	10	1.6	1,910	1,551	359	23.2
Net loss on available-for-sale securities	(665)	-	(665)	100.0	(665)	-	(665)	100.0
Other operating income	1,246	377	869	230.5	2,339	1,000	1,339	133.9
Total noninterest income	$3,856	$3,412	$444	13.0%	$11,468	$10,189	$1,279	12.6%

Noninterest income increased $444,000, or 13.0%, to $3.9 million for the three months ended March 31, 2025 compared to $3.4 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was primarily due to a $610,000 Employee Retention Tax Credit (“ERTC”) and an increase in fee income earned on customer interest rate swap contracts of $190,000. This was partially offset by a $665,000 loss on sales of securities available-for-sale.  Noninterest income increased $1.3 million, or 12.6%, to $11.5 million for the nine months ended March 31, 2025 compared to $10.2 million for the nine months ended March 31, 2024. The increase during the nine months ended March 31, 2025 was primarily due to a $610,000 ERTC, an increase in fee income earned on customer interest rate swap contracts of $400,000, service charge account fees of $222,000, loan fees of $174,000 and income from bank owned life insurance (“BOLI”) of $359,000. This was partially offset by a $665,000 loss on sales of securities available-for-sale.

NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended March 31,		Change from prior year		For the nine months ended March 31,		Change from prior year
Noninterest expense:	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$6,195	$6,102	$93	1.5%	$17,726	$17,247	$479	2.8%
Occupancy expense	729	688	41	6.0	1,980	1,818	162	8.9
Equipment and furniture expense	226	151	75	49.7	569	527	42	8.0
Service and data processing fees	667	661	6	0.9	2,207	1,866	341	18.3
Computer software, supplies and support	427	319	108	33.9	1,186	1,301	(115)	(8.8)
Advertising and promotion	136	122	14	11.5	340	321	19	5.9
FDIC insurance premiums	353	326	27	8.3	1,022	952	70	7.4
Legal and professional fees	394	319	75	23.5	1,003	1,119	(116)	(10.4)
Other	915	546	369	67.6	2,945	2,254	691	30.7
Total noninterest expense	$10,042	$9,234	$808	8.8%	$28,978	$27,405	$1,573	5.7%

Noninterest expense increased $808,000, or 8.8%, to $10.0 million for the three months ended March 31, 2025 compared to $9.2 million for the three months ended March 31, 2024. Noninterest expense increased $1.6 million, or 5.7%, to $29.0 million for the nine months ended March 31, 2025 as compared to $27.4 million for the nine months ended March 31, 2024. The increase during the nine months ended March 31, 2025 was primarily due to an increase of $479,000 in salaries and employee benefit costs, as new positions were created during the period to support the Company’s continued growth, an increase of $341,000 in service and data processing fees and an increase of $749,000 in the allowance for credit losses on unfunded commitments, due to the Company’s increased contractual obligations to extend credit. This was partially offset by a decrease of $116,000 in legal and professional fees during the nine months ended March 31, 2025.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 9.9% and 8.0% for the three and nine months ended March 31, 2025, and 5.2% and 9.8% for the three and nine months ended March 31, 2024, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, and income received on the bank owned life insurance, to arrive at the effective tax rate. The increase during the three months ended March 31, 2025 is due to higher taxable income earned in proportion to tax-exempt income. The decrease in the effective tax rate during the nine months ended March 31, 2025 primarily reflects a higher mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income, and solar investment tax credits earned.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2025, the Company had $155.5 million in cash and cash equivalents, representing 5.2% of total assets, and had $292.3 million available in unused lines of credit.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $784.9 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $11.6 million and zero brokered deposits as of March 31, 2025 and June 30, 2024, respectively.

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

At March 31, 2025, liquidity measures were as follows:

Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	10.40%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	26.39%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	47.82%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	104.53%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	15.57%

The Company’s off-balance sheet credit exposures at March 31, 2025:

(In thousands)
Unfunded loan commitments	$145,500
Unused lines of credit	107,048
Standby letters of credit	793
Total commitments	$253,341

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

The Bank of Greene County and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at March 31, 2025 and June 30, 2024.

					To be well
			For capital		capitalized under
			adequacy		prompt corrective		Capital conservation
(Dollars in thousands)	Actual		purposes		action provisions		buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2025:

Total risk-based capital	$298,865	17.1%	$139,877	8.0%	$174,846	10.0%	9.09%	2.50%
Tier 1 risk-based capital	276,991	15.8	104,907	6.0	139,877	8.0	9.84	2.50
Common equity tier 1 capital	276,991	15.8	78,681	4.5	113,650	6.5	11.34	2.50
Tier 1 leverage ratio	276,991	9.5	116,468	4.0	145,585	5.0	5.51	2.50

As of June 30, 2024:

Total risk-based capital	$273,460	17.1%	$127,873	8.0%	$159,841	10.0%	9.11%	2.50%
Tier 1 risk-based capital	253,468	15.9	95,905	6.0	127,873	8.0	9.86	2.50
Common equity tier 1 capital	253,468	15.9	71,929	4.5	103,897	6.5	11.36	2.50
Tier 1 leverage ratio	253,468	9.3	109,102	4.0	136,378	5.0	5.29	2.50

Greene County Commercial Bank
As of March 31, 2025:

Total risk-based capital	$119,327	43.1%	$22,156	8.0%	$27,696	10.0%	35.09%	2.50%
Tier 1 risk-based capital	119,327	43.1	16,617	6.0	22,156	8.0	37.09	2.50
Common equity tier 1 capital	119,327	43.1	12,463	4.5	18,002	6.5	38.59	2.50
Tier 1 leverage ratio	119,327	8.9	53,440	4.0	66,800	5.0	4.93	2.50

As of June 30, 2024:

Total risk-based capital	$110,319	49.5%	$17,830	8.0%	$22,288	10.0%	41.50%	2.50%
Tier 1 risk-based capital	110,319	49.5	13,373	6.0	17,830	8.0	43.50	2.50
Common equity tier 1 capital	110,319	49.5	10,029	4.5	14,487	6.5	45.00	2.50
Tier 1 leverage ratio	110,319	9.1	48,385	4.0	60,481	5.0	5.12	2.50

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
a)    Not applicable.
b)    Not applicable.
c)     On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended March 31, 2025.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.      Mine Safety Disclosures
Not applicable.

Item 5.      Other Information
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended March 31, 2025.

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

Date: May 9, 2025

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)