Form 10-K
period 2025-06-30
GREENE COUNTY BANCORP INC
filed 2025-09-05
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

As of December 31, 2024, there were 17,026,828 shares outstanding of the Registrant's common stock of which 6,393,094 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $27.72 on December 31, 2024, the aggregate value of stock held by non-affiliates was $177,217,000. As of September 4, 2025, there were 17,026,828 shares outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

Index
GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index
PART I

ITEM 1.
Business

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of the Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Federal Reserve Board regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 54.1% of the issued and outstanding common stock of Greene County Bancorp, Inc. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and the Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2025, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in the Bank of Greene County, cash and securities. At June 30, 2025, 7,808,300 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 195,852 shares were held as Treasury stock and 9,218,528 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

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

Greene Property Holdings, Ltd.

The Bank of Greene County also operates a real estate investment trust, Greene Property Holdings, Ltd. Greene Property Holdings, Ltd. was formed in June 2011 as a New York corporation that elected under the Internal Revenue Code to be taxed as a real estate investment trust. The Bank of Greene County transferred beneficial ownership of certain mortgages and notes to Greene Property Holdings, Ltd. in exchange for 100.0% of the common stock of Greene Property Holdings, Ltd. The Bank of Greene County continues to service these mortgage customers pursuant to a management and servicing agreement with Greene Property Holdings, Ltd.

Index
Administrative offices for Greene County Bancorp, MHC, Greene County Bancorp, Inc., the Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. are located at 302 Main Street, Catskill, New York 12414-1317. The telephone number is (518) 943-2600.

Greene County Bancorp, Inc. and Subsidiaries
(In thousands)
Balance sheet data as of June 30, 2025:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$3,040,609	$2,639,835	$128,056	$238,837
The Bank of Greene County (consolidated)	3,039,860	2,670,760	78,189	258,333
Greene County Commercial Bank	1,210,940	1,184,514	-	109,490
Greene Property Holdings, Ltd.	686,988	-	-	686,988

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (“SEC”), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.” “GAAP” is generally accepted accounting principles in the United States of America. Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures. The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP. When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and it does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G. The Company uses in this annual report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this annual report as described immediately below.

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

Market Area

The Company is a community bank offering a variety of financial services to meet the needs of the communities it serves. At June 30, 2025, the Company operated 18 full-service banking offices, lending centers, an operations center, customer call center, administration center and a wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The primary market area the Company serves is the Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State.

Index
As of 2024, the Greene County population was approximately 46,000, Columbia County was approximately 59,000, Albany County was approximately 318,000, Ulster County was approximately 182,000 and Rensselaer County was approximately 159,000. Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. Greene County has no concentrations of manufacturing industry. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for persons working in the Albany capital area. Albany County’s economy is dependent on state government, health care services and higher education. Albany has also been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. Columbia County’s major industry’s consists of tourism and health care, and Columbia County is also a “bedroom” community for persons working in the Albany capital region. Rensselaer County’s major industries consists of health care services and higher education, located in close proximity to Albany County. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge. As such, local employment is primarily within the services industry as well as government and health services.

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

Competition has increased as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, which eased restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, because this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry has experienced and could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Company’s primary market area that offer a wider variety of financial services than the Company currently offers. The internet has also become a significant competitive factor for the Company and the overall financial services industry. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company’s growth and adversely impact its profitability in the future.

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

The Company continues to utilize high quality underwriting standards in originating all loans. As such, it does not engage in sub-prime lending or other exotic loan products. When underwriting loans, primary emphasis is placed on the borrower’s financial condition, including the ability to generate cash flow to support the debt and other cash expenses. Additional consideration is given to the collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. Interest rates charged by the Company may vary with the degree of risk, type, size, complexity, repricing frequency, competition, and other relevant factors associated with the loan. At the time of origination, appraisals are obtained to ensure an adequate loan-to-value ratio of the underlying collateral. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest or an event that would indicate a significant decline in the collateral value. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

In an effort to manage the interest rate risk, the Company originates both fixed and adjustable-rate loans for commercial, residential and consumer lending. Commercial loan terms generally are 5-10 years, residential and consumer loans are generally 10, 15, and 20-year terms. Currently, the only 30-year term loans offered, is the Bank’s first time homebuyer program, which offers a fixed rate loan, with a 30-year amortization.

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

Index
Residential, Construction and Land Loans. The Company's primary consumer lending activity is the origination of owner-occupied residential mortgage loans collateralized by property located in the Company’s primary market area. Residential mortgage loans refer to loans collateralized by one to four-family residences, both owner and non-owner occupied. Multi-family loans collateralized by 5 units or more, such as apartment buildings are originated through the commercial loan platform. The Company originates residential mortgage loans with a maximum loan-to-value ratio of 85.0%, except for the first time homebuyer program which allows for a loan-to-value ratio of up to 90.0%. During fiscal 2025, there were no residential loans purchased outside of our primary market area. During fiscal 2024, the Company purchased $17.4 million, of residential loans that that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality. For the years ended June 30, 2025 and 2024, no residential mortgage loans were originated by the Company with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. In recent years, the Company has been successful in marketing and originating such loans with 10, 15 and 20-year terms. The Company generally requires fire and casualty insurance, the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Company requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by the Company. Title insurance is not required on all refinanced mortgage loans, but is evaluated on a case by case basis.

At June 30, 2025, virtually all of the Company’s residential mortgage loans were underwritten to secondary market guidelines and accordingly, were eligible for sale in the secondary mortgage market. However, generally the residential mortgage loans originated by the Company are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed-rate residential mortgage loans are retained by the Company, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

The Company currently offers residential mortgage loans with fixed and adjustable interest rates. Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company’s competitors. Recently, the Company has been successful in marketing and originating adjustable-rate loans and has a new focus on first time home buyer loans. During the current fiscal year, there has been an increase in adjustable-rate mortgage loans, due to the higher interest rate environment. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Company's residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

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

Commercial Real Estate Mortgages. In recent years we have emphasized growing our commercial lending department and believe we have developed a strong team of lenders, credit and business development staff, resulting in our continued growth in these portfolios. Multi-family, mixed-use properties, industrial-warehouse and other commercial properties collateralize the commercial real estate portfolio. The Company originates fixed and adjustable-rate commercial real estate mortgage loans with standard terms ranging between 5 to 20 years. The bank can approve terms in excess of 20 years with elevated approval authority. During the fiscal year 2025, the Company purchased $53.4 million, of commercial real estate loans that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality.

In underwriting commercial real estate mortgage loans, the Company reviews the expected net operating income generated by the real estate to ensure that it is generally at or above 120.0% of the amount of the monthly debt service. A lower coverage ratio can be approved for non-profits at 100.0% of the monthly debt service or loans with strong sponsorship or stable performance at 110.0% of debt service. We also review as a part of the underwriting process, the useful life and condition of the collateral, the financial resources and income level of the borrower and any guarantors, and the borrower’s business experience managing commercial real estate. The Company generally requires personal guarantees on all commercial real estate mortgages, unless the properties are fully stabilized with strong cash flow coverage and collateral position.

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

The Company offers fixed and adjustable-rate home equity loans and lines of credit, that are collateralized by the borrower’s residence. Home equity loans and lines are generally underwritten with terms not to exceed 25 years and with a loan to value ratio of 85.0% when combined with the principal balance of the existing first mortgage loan, when the Company holds the first mortgage. The Company appraises the property collateralizing the loan at the time of the loan application in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if the Company does not hold the first mortgage, therefore these loans are generally underwritten with an increased interest rate and a lower maximum loan to value ratio of 65.0%. The Company may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

Commercial Loans. The Company also originates commercial loans with terms of up to 20 years at fixed and adjustable rates. The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment. A mortgage may also be taken for additional collateral purposes but is considered secondary to the other collateral for commercial business loans. The Company generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers. The Company also generally requires an appraisal of any real estate that collateralizes the loan. The Company’s commercial loan portfolio includes loans collateralized by inventory, business assets, fire trucks, other equipment, or real estate.

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

In addition to loan origination fees, the Company also receives other income that consists primarily of deposit account service charges, ATM fees, debit card fees, loan payment late charges and interest rate swap fee income. The Company also installs, maintains and services merchant bankcard equipment for local retailers and is paid a percentage of the transactions processed using such equipment.

Participation Loans. The Company has formed relationships with other community banks within our region to participate in and participate out larger commercial loan relationships. By entering a participation in or out agreement with another bank, the Company can obtain the loan relationship while limiting its exposure to credit loss or mitigate a large credit exposure by sharing it with a participant. Management completes its due diligence review and underwriting of all participation loans as if it originated the transaction and monitors the active servicing of all participation loans.

Loans to One Borrower. Federal savings banks are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15.0% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10.0% of unimpaired capital and unimpaired surplus if the loan is collateralized by readily marketable collateral (generally, financial instruments and bullion, but not real estate).

At June 30, 2025, the largest aggregate amount loaned by the Company to one borrower consisted of seven commercial mortgages and construction loans with an outstanding balance of $47.7 million. This loan relationship was performing in accordance with its repayment terms at June 30, 2025.

Index
Securities Activities

Given the Company’s portfolio of fixed-rate residential mortgage loans, the Company and its subsidiary Greene County Commercial Bank, maintain high balances of liquid investments for the purpose of mitigating interest rate risk and meeting collateral requirements for municipal deposits in excess of FDIC insurance limits. The Board of Directors establishes the securities investment policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of June 30, 2025, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, and no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company's investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

The estimated fair values of debt securities at June 30, 2025 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

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

State and Political Subdivision Securities. The Bank and its subsidiary Greene County Commercial Bank purchase state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within the Company’s market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits. State and political subdivision securities purchased within New York State are exempt from Federal income tax and are zero apportionment for New York State income tax purposes. As a result, the yield on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations due within one year, or are serial or statutory installment bonds, which require semi-annual or annual payments of principal and interest. Prepayment risk on these securities is low as most of the bonds are non-callable.

Management believes that credit risk on its state and political subdivision securities portfolio is low. Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually. Management also reviews any underlying ratings of the securities in its assessment of credit risk.

Index
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

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans. In the case of the Company, there are no asset-backed securities in the portfolio at June 30, 2025 and 2024.

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

In efforts to enhance strong levels of liquidity and to fund loan demand, the Bank and the Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). Additionally, both Banks participate in the IntraFi Network, LLC (“IntraFi”) reciprocal (“two-way”) Certificate of Deposit Account Registry Service (“CDARS”) and its Insured Cash Sweep (“ICS”) program, both of which function to assure full FDIC insurance for participating Bank customers.

The Commercial Bank’s purpose is to attract deposits from local municipalities. The Commercial Bank had $1.2 billion in deposits at June 30, 2025.

Borrowed Funds. The Company maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Community Bankers Bank (“ACBB”), as well as three other depository institutions. The Company may also obtain term borrowings from the FHLB and FRB. With the exception of the line of credit with ACBB, and the other depository institutions, these borrowing arrangements are secured by mortgage loans, commercial loans or investment securities. The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts. These letters of credit are secured by residential mortgage and commercial real estate loans. The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding.

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

Human Capital

As of June 30, 2025, the Bank of Greene County had 190 full-time employees and 22 part-time employees. The average full-time and part-time employee tenure at the Bank is approximately 7.5 years. Neither Greene County Bancorp, Inc., nor Greene County Commercial Bank has any employees who are not also employees of the Bank of Greene County. A collective bargaining group does not represent the employees, and the Bank of Greene County considers its relationship with its employees to be good.

The Bank is committed to fostering a workplace where employees feel valued, respected, and included. The Board of Directors and management actively promotes a culture that supports engagement and encourages diverse perspectives, including a mission statement that establishes core values to further strengthen and align the Bank’s culture.

The Bank invests in the development and success of employees by supporting continuous learning and career growth. Employees are encouraged to deepen their understanding of the banking and financial industry through professional development opportunities, including a tuition reimbursement program for college courses, and fund professional certifications and continuing education programs.

Management actively encourages internal promotions as part of the Bank’s hiring practices, recognizing and rewarding employee’s talent, experience, and contributions. Compensation and benefits programs are designed to attract, retain, and reward talent, aligning employee performance with the Bank’s strategic and operational goals. Our comprehensive benefits package includes medical, dental, and vision coverage, life and disability insurance, health savings account, telemedicine, paid time off and holidays, a 401(k) with matching contributions, an employee stock ownership plan, and an employee assistance program.

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

Taxable Distributions and Recapture. At June 30, 2025, the Bank had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.8 million for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Corporate Dividends-Received Deduction. Greene County Bancorp, MHC owns less than 80.0% of the outstanding common stock of Greene County Bancorp, Inc. Therefore, Greene County Bancorp, MHC is not permitted to join in the consolidated federal income tax return with Greene County Bancorp, Inc., the Bank of Greene County and Greene County Commercial Bank. Consequently, Greene County Bancorp, MHC is only eligible for a 65.0% dividends-received deduction in respect of dividends from Greene County Bancorp, Inc.

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

During the fiscal year ended June 30, 2025, the Company determined that it had established nexus with the Commonwealth of Massachusetts. As a result, the Company commenced filing corporate excise tax returns with the Massachusetts Department of Revenue. The Massachusetts corporate excise tax consists of a 9.0% income-based tax measure, subject to a non-income minimum tax of $456.

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

Index
Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations issued thereunder. Under these laws and regulations, the Bank of Greene County may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400.0% of capital, commercial business loans up to 20.0% of assets in the aggregate and consumer loans up to 35.0% of assets in the aggregate, certain types of debt securities and certain other assets. The Bank of Greene County also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank of Greene County, including real estate investment and securities and insurance brokerage.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity, including retained earnings but excluding accumulated other comprehensive income. Tier 1 capital is generally defined as common equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45.0% of net unrealized gains on equity securities available-for-sale with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on securities available-for-sale). The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in their regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. On April 9, 2020, the FRB, the OCC, and the FDIC issued an interim final rule (“IFR”) to allow banking organizations to exclude from regulatory capital measures any exposures pledged as collateral for a non-recourse loan from the FRB.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0.0% is assigned to cash and U.S. government securities, a risk weight of 50.0% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100.0% is assigned to commercial and consumer loans, a risk weight of 150.0% is assigned to certain past due loans and a risk weight of between 0.0% to 600.0% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” between 8.0% to 10.0%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25.0% or less of total assets and trading assets and liabilities of 5.0% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

Index
The community bank leverage ratio was established at 9.0% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8.0% or greater requires the institution to comply with the generally applicable capital requirements.

Although the Bank is a qualifying community bank organization, the Bank has elected not to opt into the community bank leverage ratio framework at this time and will continue to follow Basel capital requirements as described above.

Prompt Corrective Action. Pursuant to Section 38 of the FDIA, the OCC is required to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. To be “well capitalized” an insured depository institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5.0%; adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8.0%, a Tier 1 risk based capital ratio of at least 6.0%, a common equity Tier 1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4.0%; undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a common equity Tier 1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4.0%; significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, a common equity Tier 1 risk based capital ratio of less than 3.0%, and a Tier 1 leverage ratio of less than 3.0%.

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

At June 30, 2025, the Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10.0% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2025, the Bank of Greene County was in compliance with the loans-to-one borrower limitations.

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

Under the HOLA QTL test, the Bank must maintain at least 65.0% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20.0% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20.0% of portfolio assets. “Qualified thrift investments” also include 100.0% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

Under the IRS DBLA test, a savings association must meet the business operations test and the 60.0% of assets test. The business operations test requires that the federal savings association’s business consists primarily of acquiring the savings of the public (75.0% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75.0% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings associations ordinarily earn). For the 60.0% of assets test, a savings association must maintain at least 60.0% of its total in “qualified investments” as of the close of the taxable year or, at the option of the taxpayer, may be computed on the basis of the average assets outstanding during the taxable year.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2025 and 2024.

Index
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;
●
the association would not be at least adequately capitalized following the distribution;
●
the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or
●
the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before its board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove a notice or application if:

●
the association would be undercapitalized following the distribution;
●
the proposed capital distribution raises safety and soundness concerns; or
●
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Index
Anti-Money Laundering and OFAC. Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") rules include customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

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

The Bank’s authority to extend credit to its directors, executive officers and 10.0% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

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

National Bank Powers Election. Effective July 1, 2019, the OCC issued a final rule, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, that permits an eligible federal savings bank with total consolidated assets of $20.0 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. The effect of the so-called “covered savings association” election is that a federal savings association generally has the same rights and privileges, including commercial lending authority, as a national bank that has its main office in the same location as the home office of the covered savings association. The covered savings association is also subject to the same duties, liabilities and limitations applicable to a national bank, some of which are more restrictive than those applicable to federal savings banks. A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers. The Bank has not made such an election.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2025, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant. At June 30, 2025, the Bank was in compliance with these reserve requirements.

Other Regulations

●
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal consumer financial statutes and the regulations promulgated thereunder including, but not limited to: Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●
Home Ownership and Equity Protection Act, governing consumers from predatory mortgage lending;
●
Home Mortgage Disclosure Act (“HMDA”), requiring financial institutions to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the annual percentage rate and the average prime offer rate for mortgage loans of a comparable type;
●
Equal Credit Opportunity Act (“ECOA”), prohibiting discrimination in connection with the extension of credit;
●
Fair Credit Reporting Act (“FCRA”), governing the use and provision of consumer information to credit reporting agencies;
●
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●
Truth in Savings Act; and
●
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Index
The operations of the Bank also are subject to the following, but not limited to:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
●
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
●
FCRA’s Red Flags Rule requires financial institutions with covered accounts to develop, implement and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity;
●
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

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Greene County Bancorp, Inc. and Greene County Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. The Dodd-Frank Act and subsequent Economic Growth, Regulatory Relief, and Consumer Protection Act, required the FRB to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, savings and loan holding companies with under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases. As of June 30, 2025, the Company no longer met the exemption requirements as the Company's assets exceeded $3 billion. Effective March 31, 2026, the Company will become subject to FRB consolidated regulatory capital requirements as set forth in the Economic Growth, Regulatory Relief, and Consumer Protection Act.

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

Waivers of Dividends by Greene County Bancorp, MHC. Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc. The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution. The FRB has issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of the Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.48 per share to be declared by the Company for the four quarters ending September 30, 2025. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

At June 30, 2025, the Commercial Bank met the criteria for being considered “well-capitalized.”

Federal Securities Laws

Greene County Bancorp, Inc., common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Greene County Bancorp, Inc. is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Greene County Bancorp, Inc., common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of Greene County Bancorp, Inc., may not be resold without registration or unless sold in accordance with certain resale restrictions. If Greene County Bancorp, Inc. meets specified current public information requirements, each affiliate of Greene County Bancorp, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended June 30, 2025. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

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

Index
Management’s Role in Managing Risk

The Chief Information Security Officer (“CISO”), and the Chief Information Officer (“CIO”), each play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide comprehensive briefings to both the Board and the Audit Committee as part of managements reporting. These briefings encompass a broad range of topics, including:
●
Current cybersecurity landscape and emerging threats;
●
Status of ongoing cybersecurity initiatives and strategies;
●
Incident reports and issues identified from any cybersecurity events; and
●
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

ITEM 2.
Properties

Greene County Bancorp, Inc. and the Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York. The Bank of Greene County has a lending center, operations center, customer call center, and wealth management center, located in Catskill, New York, and a lending center located in Albany, New York. At June 30, 2025, the Bank of Greene County conducted its business through 18 full-service banking offices. The Company owns nine branch offices and lease nine branch offices located within Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. Greene County Commercial Bank conducts its business through the branch offices of the Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate. For more information on our properties, see Notes 1, 5 and 16 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

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

Index
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.
Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Greene County Bancorp, Inc.’s (the “Company’s”) common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”. As of September 4, 2025 the Company had 406 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 17,026,828 shares outstanding. As of such date, Greene County Bancorp, MHC (the “MHC”), the Company’s mutual holding company, held 9,218,528 shares of common stock, or 54.1% of total shares outstanding. Consequently, shareholders other than the MHC held 7,808,300 shares.

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations, financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue. The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of the Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.48 per share to be declared by the Company for the four quarters ending September 30, 2025. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. At June 30, 2025, the Company had repurchased 48,800 shares. There were no repurchases during the fiscal year ended June 30, 2025.

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

Index
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

Index
Selected Financial Data

	At or for the years ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2023
SELECTED FINANCIAL CONDITION DATA:
Total assets	$3,040,609	$2,825,788	$2,698,283
Loans receivable, net of allowance for credit loss on loans	1,607,260	1,480,229	1,387,654
Securities available-for-sale, at fair value	356,062	350,001	281,133
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $548 and $483 at June 30, 2025 and 2024(9)	776,147	690,354	726,363
Equity securities	402	328	306
Deposits	2,639,835	2,389,222	2,437,161
Borrowings	78,189	149,456	-
Shareholders' equity	238,837	206,000	183,283
AVERAGE BALANCES:
Total assets	2,835,441	2,660,947	2,580,849
Interest-earning assets	2,739,472	2,568,756	2,495,653
Loans receivable, net of allowance for credit loss on loans	1,531,716	1,435,122	1,349,538
Securities, net of allowance for credit loss on securities	1,116,147	1,037,023	1,086,294
Deposits	2,517,625	2,366,053	2,302,167
Borrowings	66,001	72,726	82,816
Shareholders' equity	221,178	192,515	169,837
SELECTED OPERATIONS DATA:
Total interest income	117,705	103,664	84,625
Total interest expense	57,584	52,685	23,407
Net interest income	60,121	50,979	61,218
Provision (benefit) for credit losses (9)	1,316	766	(1,071)
Net interest income after provision for credit losses (9)	58,805	50,213	62,289
Total noninterest income	15,233	13,908	12,146
Total noninterest expense	39,372	37,302	38,608
Income before provision for income taxes	34,666	26,819	35,827
Provision for income taxes	3,528	2,050	5,042
Net income	31,138	24,769	30,785
FINANCIAL RATIOS:
Return on average assets (1)	1.10%	0.93%	1.19%
Return on average shareholders’ equity (2)	14.08	12.87	18.13
Noninterest expenses to average total assets	1.39	1.40	1.50
Average interest-earning assets to average interest-bearing liabilities	111.06	111.77	112.73
Net interest rate spread (3)	1.97	1.75	2.33
Net interest margin (4)	2.19	1.98	2.45
Efficiency ratio (5)	52.25	57.49	52.63
Shareholders’ equity to total assets, at end of period	7.85	7.29	6.79
Average shareholders’ equity to average assets	7.80	7.23	6.58
Dividend payout ratio (6)	19.67	22.07	15.47
Actual dividends declared to net income (7)	14.37	13.08	7.12
Non-performing assets to total assets, at end of period	0.10	0.13	0.21
Non-performing loans to net loans, at end of period	0.19	0.25	0.39
Allowance for credit losses on loans to non-performing loans (9)	658.37	516.20	388.64
Allowance for credit losses on loans to total loans receivable (9)	1.24	1.28	1.51
Book value per share (8)	$14.03	$12.10	$10.76
Basic earnings per share	1.83	1.45	1.81
Diluted earnings per share	1.83	1.45	1.81
OTHER DATA:
Closing market price of common stock	$22.22	$33.71	$29.80
Number of full-service offices	18	18	18
Number of full-time equivalent employees	203	200	206

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

Index
GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for the Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves. Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.” Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock. The Bank of Greene County is a federally chartered savings bank. The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities. At June 30, 2025, the Bank of Greene County operated 18 full-service branches, an administration office, lending centers, an operations center, customer call center, and a wealth management center in New York’s Hudson Valley and Capital District Regions of New York State. In June 2004, Greene County Commercial Bank (“Commercial Bank”) was opened for the limited purpose of providing financial services to local municipalities. The Commercial Bank is a subsidiary of the Bank of Greene County, and is a New York State-chartered commercial bank. In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Greene Properties Holding, Ltd. is a subsidiary of the Bank of Greene County. Certain mortgages and notes held by the Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd. The Bank of Greene County continues to service these loans.

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

Interest rate risk is the most significant market risk affecting the Company since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

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

The allowance for credit losses consists of the allowance for credit losses for loans and unfunded commitments. The measurement of Current Expected Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by a provision (expense) for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries. The allowance for credit losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws and is included in accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

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

Index
FINANCIAL OVERVIEW

Net income for the year ended June 30, 2025 amounted to $31.1 million, or $1.83 per basic and diluted share, as compared to $24.8 million, or $1.45 per basic and diluted share, for the year ended June 30, 2024, an increase of $6.3 million, or 25.7%. The increase in net income was primarily due to an increase of $14.0 million in interest income partially offset by an increase of $4.9 million in interest expense. The provision for credit losses amounted to a charge of $1.3 million and $766,000 for the years ended June 30, 2025 and 2024, respectively. Net interest income increased $9.1 million when comparing the years ended June 30, 2025 and 2024. The increase in net interest income resulted from an increase in interest rates earned on interest-earnings assets outpacing the increase in interest rates paid on interest-bearing liabilities, and by interest-earnings assets growing faster than interest-bearing liabilities when comparing the years ended June 30, 2025 and 2024. Growth in interest-earning assets was due to loans and securities. Growth in loans was primarily in commercial real estate.

Net interest rate spread and margin both increased when comparing the years ended June 30, 2025 and 2024. Net interest rate spread increased 22 basis points to 1.97% for the year ended June 30, 2025, compared to 1.75% for the year ended June 30, 2024. Net interest margin increased 21 basis points to 2.19% for the year ended June 30, 2025, compared to 1.98% for the year ended June 30, 2024. The increase during the year ended June 30, 2025 was due to increases in interest income on loans and securities, as they continue to reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior periods.

Total assets grew $214.8 million, or 7.6%, to $3.0 billion at June 30, 2025 as compared to $2.8 billion at June 30, 2024. Net loans increased $127.0 million, or 8.6%, to $1.6 billion at June 30, 2025 as compared to $1.5 billion at June 30, 2024. Securities classified as available-for-sale and held-to-maturity increased $91.9 million, or 8.8%, to $1.1 billion at June 30, 2025 as compared to $1.0 billion at June 30, 2024. Deposits increased $250.6 million, or 10.5%, to $2.6 billion at June 30, 2025 as compared to $2.4 billion at June 30, 2024. Total shareholders’ equity increased to $238.8 million at June 30, 2025 from $206.0 million at June 30, 2024, resulting primarily from net income of $31.1 million and a decrease in accumulated other comprehensive loss of $6.2 million, partially offset by dividends declared and paid of $4.5 million.

Comparison of Financial Condition as of June 30, 2025 and 2024

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $7.3 million to $183.1 million at June 30, 2025 from $190.4 million at June 30, 2024. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. As of June 30, 2025, the Company believes it has maintained a strong liquidity position.

SECURITIES

Securities available-for-sale and held-to-maturity increased $91.9 million, or 8.8%, to $1.1 billion at June 30, 2025 as compared to $1.0 billion at June 30, 2024. Securities purchases totaled $444.2 million during the year ended June 30, 2025, primarily consisting of $308.5 million of state and political subdivision securities, $88.4 million of mortgage-backed securities, $24.7 million of U.S. Treasury securities, $16.7 million of collateralized mortgage obligations, and $5.9 million of corporate debt securities. Principal pay-downs and maturities during the year ended June 30, 2025 amounted to $353.5 million, primarily consisting of $258.7 million of state and political subdivision securities, $58.0 million of U.S. Treasury securities, $32.7 million of mortgage-backed securities, $2.8 million of collateralized mortgage obligations and $1.3 million of corporate debt securities. Sales during the year ended June 30, 2025 amounted to $6.7 million of U.S. Treasury securities.

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

There was no allowance for credit losses recorded on available-for-sale securities as of either period presented as each of the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. The Allowance for Credit Losses on securities held-to-maturity was $548,000 and $483,000 at June 30, 2025 and 2024, respectively.

Index
The Company holds 59.2% of its securities portfolio at June 30, 2025 in state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities and asset-backed securities held within the portfolio do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Investment Maturity Schedule

The following table sets forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at June 30, 2025. Weighted-average yields are an arithmetic computation of income not fully tax equivalent (“FTE”) adjusted divided by amortized cost. Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	1 year or less		1-5 years		5-10 years		After 10 years		Total
Securities available-for-sale:
U.S. Treasury securities	$4,018	0.88%	$6,797	1.25%	$-	-	$-	-	$10,815	1.11%
U.S. government sponsored enterprises	-	-	4,102	1.30%	8,927	1.31%	-	-	13,029	1.31%
State and political subdivisions	207,851	4.05%	599	3.90%	-	-	-	-	208,450	4.05%
MBS-residential	3	3.50%	114	2.58%	1,714	2.62%	32,551	3.26%	34,382	3.22%
MBS-multi-family	2,000	2.50%	12,351	2.25%	58,636	1.71%	15,887	1.93%	88,874	1.84%
Corporate debt securities	500	3.07%	16,416	3.10%	1,500	3.03%	-	-	18,416	3.10%
Total securities available-for-sale	$214,372	0.05%	$40,379	2.30%	$70,777	1.71%	$48,438	2.82%	$373,966	0.96%

Securities held-to-maturity:
U.S. Treasury securities	$1,999	0.83%	$13,851	1.45%	$-	-	$-	-	$15,850	1.37%
State and political subdivisions	53,532	2.67%	144,230	2.90%	178,304	2.39%	84,893	2.92%	460,959	2.68%
MBS-residential	18	3.50%	72	3.09%	152	3.50%	138,226	4.52%	138,468	4.52%
MBS-multi-family	-	-	69,543	2.46%	56,737	1.97%	3,839	2.27%	130,119	2.24%
Corporate debt securities	-	-	5,751	7.07%	25,019	5.44%	500	7.00%	31,270	5.77%
Other securities	10	8.27%	-	-	3	4.49%	16	4.59%	29	5.88%
Total securities held-to-maturity	$55,559	0.97%	$233,447	1.63%	$260,215	1.85%	$227,474	3.29%	$776,695	2.14%

LOANS

Net loans receivable increased $127.0 million, or 8.6%, to $1.6 billion at June 30, 2025 from $1.5 billion at June 30, 2024. The loan growth experienced during the year ended June 30, 2025 consisted primarily of $117.9 million in commercial real estate loans, $5.5 million in commercial loans, and $4.9 million in home equity loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in regard to all loan originations, and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
Loan Portfolio Composition

The following table presents the composition of the Company’s loan portfolio at amortized cost in dollar amounts and percentages as of the dates indicated.

	At June 30,
	2025		2024		2023		2022		2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Residential real estate	$417,719	25.7%	$417,589	27.9%	$391,514	27.8%	$376,122	30.0%	$335,352	30.3%
Commercial real estate	1,054,504	64.8	936,640	62.5	881,891	62.6	743,205	59.4	577,601	52.1
Home equity	34,103	2.1	29,166	1.9	22,752	1.6	17,877	1.4	18,285	1.7
Consumer	4,311	0.3	4,771	0.3	4,612	0.3	4,512	0.4	4,942	0.4
Commercial	116,769	7.1	111,307	7.4	108,022	7.7	110,271	8.8	172,228	15.5
Total loans gross loans(1)(2)	$1,627,406	100.0%	$1,499,473	100.0%	$1,408,791	100.0%	$1,251,987	100.0%	$1,108,408	100.0%

(1)
Loan balances include net deferred fees/cost of ($567,000) and ($42,000) at June 30, 2025 and 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $7.0 million and $6.2 million at June 30, 2025 and 2024, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At June 30, 2025
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Mixed use real estate	$30,208	2.9%
Warehouse	29,942	2.8
Office building	21,414	2.0
Retail	18,832	1.8
Construction	9,990	0.9
Other	54,518	5.2
Total owner occupied	164,904	15.6

Non-owner occupied:
Multi-family	282,342	26.8
Retail plaza	121,410	11.5
Mixed use real estate	105,407	10.0
Construction	72,015	6.8
Office building	67,942	6.4
Motel/hotel	62,826	6.0
Warehouse	56,229	5.3
Other	121,429	11.6
Total non-owner occupied	889,600	84.4
Total commercial real estate	$1,054,504	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 84.4% in non-owner occupied loans and 15.6% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 57.2%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 49.4%, as of June 30, 2025. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of June 30, 2025, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans, at $282.3 million or 26.8% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of June 30, 2025, the weighted average LTV was approximately 58.8% for the non-owner occupied multi-family loan segment.

Index
As of June 30, 2025, non-owner occupied construction loans were $72.0 million or 6.8% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third-party site inspections for more complex projects. High volatility commercial real estate loan exposure totaled $5.5 million or 1.0% of the Company’s construction exposure. Construction loans are primarily comprised of approximately 33.5% mixed use real estate, 27.3% multi-family buildings, 18.1% pre-construction and land loans, and 12.1% residential real estate.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $67.9 million or 6.4% of total commercial real estate loans as of June 30, 2025. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of June 30, 2025, the weighted average LTV was approximately 59.3% for the non-owner occupied office loan segment.

Loan Maturity Schedule and Interest Rate Sensitivity

The following table sets forth certain information as of June 30, 2025, regarding the amount of loans maturing or re-pricing in the Company's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category “1 year or less.”

	1 year or less	1-5 years	5-15 years	After 15 years
(In thousands)					Total
Fixed rate:
Residential real estate	$5,924	$10,762	$136,214	$78,609	$231,509
Commercial real estate	7,298	78,709	186,836	6,134	278,977
Home equity	4	1,542	15,292	-	16,838
Consumer	530	3,492	172	-	4,194
Commercial	3,317	25,256	20,208	-	48,781
Total fixed rate loans	$17,073	$119,761	$358,722	$84,743	$580,299
Variable rate:
Residential real estate	$39,936	$56,091	$90,183	$-	$186,210
Commercial real estate	378,546	319,433	77,548	-	775,527
Home equity	17,265	-	-	-	17,265
Consumer	117	-	-	-	117
Commercial	48,353	5,903	13,732	-	67,988
Total variable rate loans	$484,217	$381,427	$181,463	$-	$1,047,107
Total loan portfolio	$501,290	$501,188	$540,185	$84,743	$1,627,406

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

Index
Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure proceedings and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of June 30, 2025, two loans have been modified in the last 12 months with a total amortized basis of $2.8 million. As of June 30, 2024, there were three loans modified with a total amortized basis of $4.1 million.

Analysis of Non-accrual Loans and Non-performing Assets

The table below details additional information related to non-accrual loans at the dates indicated:

	At June 30,
(Dollars in thousands)	2025	2024	2023	2022	2021
Non-accrual loans:
Residential real estate	$2,265	$2,518	$2,747	$2,949	$1,324
Commercial real estate	628	1,163	1,318	1,269	444
Home equity	30	47	54	188	237
Consumer	2	-	63	7	-
Commercial	135	-	1,276	1,904	296
Total non-accrual loans	3,060	3,728	5,458	6,317	2,301

Foreclosed real estate:
Residential real estate	-	-	-	68	64
Commercial	-	-	302	-	-
Total foreclosed real estate	-	-	302	68	64
Total non-performing assets	$3,060	$3,728	$5,760	$6,385	$2,365

Non-accrual loans to total loans	0.19%	0.25%	0.39%	0.50%	0.21%
Non-performing loans to total loans	0.19%	0.25%	0.21%	0.25%	0.11%
Non-performing assets to total assets	0.10%	0.13%	0.39%	0.50%	0.21%
Allowance for credit losses on loans to non-performing loans	658.37%	516.20%	388.64%	360.31%	854.76%
Allowance for credit losses on loans to non-accrual loans	658.37%	516.20%	388.64%	360.31%	854.76%

At June 30, 2025 and June 30, 2024, there were no loans delinquent greater than 90 days and accruing.

The Company analyses loans on an individual basis when management determines that the individual loan no longer exhibits risk characteristics consistent with its designated pool of loans, under the Company’s CECL methodology. Loans individually evaluated had an amortized cost basis of $751,000 and $1.4 million, with an allowance for credit losses on loans of $549,000 and $662,000, at June 30, 2025 and 2024, respectively.

Non-performing assets amounted to $3.1 million and $3.7 million at June 30, 2025 and 2024, respectively. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000, and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which there were four residential real estate loans totaling $686,000 and three commercial real estate loan totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

In addition to non-performing assets discussed above, the Company has identified potential problem loans classified as substandard or special mention, totaling $45.4 million at June 30, 2025 compared to $48.6 million at June 30, 2024, a decrease of $3.2 million. During the year ended June 30, 2025, the Company upgraded 10 commercial real estate relationships and 15 commercial relationships to pass, and 10 commercial real estate relationships and 5 commercial relationships were paid-off. This was offset by 14 commercial real estate relationships and 11 commercial relationships that were downgraded to classified from pass, due to the deterioration in the borrower cash flows and financial performance during the year end June 30, 2025. During the year ended June 30, 2024, the Company downgraded to classified from pass 17 commercial real estate relationships and 9 commercial loan relationships, due to the deterioration in the borrower cash flows and financial performance. This was offset by 4 commercial real estate relationships and 1 commercial relationship that were upgraded to pass, and 7 commercial real estate relationships and 2 commercial relationships that were paid-off during the year ended June 30, 2024. Management continues to monitor classified loan relationships closely. The Company had no loans classified doubtful or loss at June 30, 2025 or June 30, 2024.

For additional details on non-performing loans, see the table in Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this Annual Report.

Index
ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (the “ACL”) on loans is established through a provision made periodically by charges or benefits to the provision for credit losses. This is necessary to maintain the ACL at a level which management believes is reasonably reflective of the overall loss expected over the contractual life of the loan portfolio. Management has an established ACL policy to govern the use of judgments exercised in evaluating the ACL required to estimate the expected credit losses over the expected contractual life of the loan portfolios and the material effect that such judgments can have on the consolidated financial statements. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans individually evaluated, and/or changes in management’s assessment of factors.

The ACL on loans is based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans individually evaluated and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the ACL on loans for the residential real estate, commercial real estate, home equity and commercial loan segments. The remaining life method is utilized to determine the ACL on loans for the consumer loan segment. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of collateral for collateral dependent loans less selling expenses will be compared to the loan balance to determine if an ACL on loans is required. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The Company charges loans off against the ACL on loans when it becomes evident that a loan cannot be collected within a reasonable amount of time or that it will cost the Company more than it will receive, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers. Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the ACL on loans, unless equitable arrangements are made. Included within consumer installment loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The ACL on loans is increased by a provision for credit losses (which results in a charge to expense) and recoveries of loans previously charged off and is reduced by charge-offs.

The ACL on loans totaled $20.1 million at June 30, 2025, compared to $19.2 million at June 30, 2024. The ACL on loans to total loans receivable was 1.24% at June 30, 2025, compared to 1.28% at June 30, 2024. The ACL on loans as of June 30, 2025 increased as compared to June 30, 2024, primarily attributable to growth in gross loans, an increase in the reserve for individually evaluated loans, and a modest deterioration in the economic forecasts used in the CECL models on loans as of June 30, 2025. This was partially offset by an improvement in the qualitative factor assessments on loans as of June 30, 2025.

Net charge-offs totaled $349,000 and $1.4 million for years ended June 30, 2025 and 2024, respectively. There were no material charge-offs in any loan segment during the year ended June 30, 2025 and one commercial loan charged-off for the year ended June 30, 2024, which was fully reserved for as an individually evaluated loan through the allowance for credit losses.

Index
Analysis of Allowance for Credit Losses Activity

The following table sets forth the activity and allocation of the allowance for credit losses on loans at the dates indicated.

	At June 30,
(Dollars in thousands)	2025	2024	2023	2022	2021
Balance at the beginning of the period	$19,244	$21,212	$22,761	$19,668	$16,391
Adoption of ASU No. 2016-13	-	(1,332)	-	-	-
Charge-offs:
Residential real estate	44	-	-	27	26
Commercial real estate	5	-	9	-	-
Home equity	13	-	-	-	-
Consumer	386	481	535	454	309
Commercial	66	1,152	120	112	500
Total loans charged off	514	1,633	664	593	835

Recoveries:
Residential real estate	2	-	6	13	13
Commercial real estate	4	3	4	-	-
Consumer	119	142	141	115	124
Commercial	40	66	35	280	1
Total recoveries	165	211	186	408	138

Net charge-offs	349	1,422	478	185	697

Provisions (benefit) charged to operations	1,251	786	(1,071)	3,278	3,974
Balance at the end of the period	$20,146	$19,244	$21,212	$22,761	$19,668

Allowance for credit losses to total loans receivable	1.24%	1.28%	1.51%	1.82%	1.77%

Residential real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Home equity net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer net charge-offs to average loans outstanding	0.02%	0.02%	0.03%	0.03%	0.02%
Commercial net charge-offs to average loans outstanding	0.00%	0.08%	0.01%	(0.01)%	0.05%
Net charge-offs to average loans outstanding	0.02%	0.10%	0.04%	0.02%	0.07%
Net charge-offs to average assets	0.01%	0.05%	0.02%	0.01%	0.04%

Allocation of Allowance for Credit Losses

The following table sets forth the allocation of the allowance for credit losses by loan segment at the dates indicated.

	At June 30,
	2025		2024		2023		2022		2021
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each
	allowance	category	allowance	category	allowance	category	allowance	category	allowance	category
	for credit	to total	for credit	to total	for credit	to total	for credit	to total	for credit	to total
(Dollars in thousands)	loss	loans	loss	loans	loss	loans	loss	loans	loss	loans
Residential real estate	$4,613	25.7%	$4,237	27.9%	$2,794	27.8%	$2,514	30.0%	$2,114	30.3%
Commercial real estate	12,614	64.8	12,218	62.5	14,839	62.6	17,454	59.4	14,770	52.1
Home equity	260	2.1	212	1.9	46	1.6	89	1.4	165	1.7
Consumer	381	0.3	500	0.3	332	0.3	349	0.4	271	0.4
Commercial	2,278	7.1	2,077	7.4	3,201	7.7	2,355	8.8	2,348	15.5
Total	$20,146	100.0%	$19,244	100.0%	$21,212	100.0%	$22,761	100.0%	$19,668	100.0%

Index
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

At June 30, 2025, the allowance for credit losses on unfunded commitments was $1.8 million, as compared to $1.3 million at June 30, 2024.

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to ten years. The Company’s credit exposure transferred out was $506,000 and $105,000 as of June 30, 2025 and 2024, respectively. The Company transferred out RPAs with a notional amount of $18.9 million and $8.0 million as of June 30, 2025 and 2024, respectively.

Index
RPAs in which the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between two to twelve years. The credit exposure associated with risk participations-ins was $1.0 million and $276,000 as of June 30, 2025 and 2024, respectively. The Company held RPAs with a notional amount of $130.9 million and $112.3 million as of June 30, 2025 and 2024, respectively.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $15.2 million and $15.6 million at June 30, 2025 and 2024, respectively. Purchases totaled $691,000 during the year ended June 30, 2025, consisting primarily of data equipment for a new disaster recovery and new surveillance systems for the Company’s branch network. Purchases totaled $1.5 million during the year ended June 30, 2024, consisting primarily of building improvements and equipment for a new lending center located in Albany, New York and a new office building located in Catskill, New York, and IT equipment. Depreciation for the year ended June 30, 2025 totaled $1.1 million, compared to $928,000 for the year ended June 30, 2024. There were no disposals of premises and equipment during the fiscal years ended June 30, 2025 and 2024.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets totaled $19.3 million at June 30, 2025, compared to $17.2 million at June 30, 2024, an increase of $2.1 million. The increase was primarily due to a $4.1 million increase in the fair value of back-to-back interest rate swap assets, offset by a decrease of $1.5 million in deferred taxes.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, deed in lieu of foreclosure or in full or partial satisfaction of loans, is classified as foreclosed real estate (“FRE”) until such time as it is sold. When real estate is classified as FRE, it is recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. At June 30, 2025 and 2024, the Company had no foreclosed real estate.

DEPOSITS

Deposits totaled $2.6 billion at June 30, 2025 and $2.4 billion at June 30, 2024, an increase of $250.6 million, or 10.5%. The Company had $51.6 million and zero brokered deposits at June 30, 2025 and June 30, 2024, respectively. NOW deposits increased $192.6 million, or 10.9%, and certificates of deposits increased $89.7 million, or 64.8%, when comparing June 30, 2025 and June 30, 2024. Noninterest bearing deposits decreased $15.3 million, or 12.2%, money market deposits decreased $10.5 million, or 9.3%, and savings deposits decreased $5.9 million, or 2.3%, when comparing June 30, 2025 and June 30, 2024.

The following table summarizes deposits by major categories:

	At June 30,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing deposits	$110,163	4.2%	$125,442	5.3%	$159,039	6.5%
Certificates of deposit	228,174	8.6	138,493	5.8	128,077	5.3
Savings deposits	246,488	9.3	252,362	10.6	299,038	12.3
Money market deposits	102,787	3.9	113,266	4.7	115,029	4.7
NOW deposits	1,952,223	74.0	1,759,659	73.6	1,735,978	71.2
Total deposits	$2,639,835	100.0%	$2,389,222	100.0%	$2,437,161	100.0%

The following table summarizes deposits by depositor type:

	At June 30,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Business deposits	$499,964	18.9%	$462,716	19.4%	$487,477	20.0%
Retail deposits	903,767	34.2	882,170	36.9	856,079	35.1
Municipal deposits	1,184,514	44.9	1,044,336	43.7	1,033,605	42.4
Brokered deposits	51,590	2.0	-	-	60,000	2.5
Total deposits	$2,639,835	100.0%	$2,389,222	100.0%	$2,437,161	100.0%

Index
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

Uninsured deposits represent the portion of deposit accounts that exceed the FDIC insurance limit. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes affiliate deposits and collateralized deposits.

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

	At June 30,
(Dollars in thousands)	2025	2024	2023
Estimated amount of uninsured for the Bank of Greene County	$388,060	$358,851	$368,566
Estimated amount of uninsured for Greene County Commercial Bank(1)	1,049,268	931,731	941,634
Uninsured deposits, per regulatory requirements	$1,437,328	$1,290,582	$1,310,200

(1)All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	At June 30, 2025
Uninsured deposits, per regulatory requirements	$1,437,328
Less: Affiliate deposits	(59,018)
Collateralized deposits	(1,049,268)
Uninsured deposits, after exclusions	$329,042

Immediately available liquidity(1)	$422,398
Uninsured deposits coverage	128.4%

(1)
Reflects $183.1 million of cash and cash equivalents, $221.1 million and $18.2 million of remaining borrowing capacity from the Federal Home Loan Bank and the Federal Reserve Bank, as of June 30, 2025, respectively.

Uninsured deposits after exclusions represents 12.5% of total deposits as of June 30, 2025. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

The following table presents the maturity distribution of certificates of deposits of $250,000 or more:

(Dollars in thousands)	At June 30, 2025
Portion of certificates of deposits in excess of insurance limits	$71,744

Certificates of deposits otherwise uninsured with a maturity of:
Within three months	$2,526
After three but within six months	18,554
After six but within twelve months	20,294
Over twelve months	14,870

The amount of certificates of deposit by time remaining to maturity as of June 30, 2025 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Annual Report.

Index
BORROWINGS

Borrowings for the Company amounted to $128.1 million at June 30, 2025 compared to $199.1 million at June 30, 2024, a decrease of $71.0 million. At June 30, 2025, borrowings included $74.0 million of overnight borrowings with the Federal Home Loan Bank of New York (“FHLB”), $49.9 million of Fixed-to-Floating Rate Subordinated Notes, and $4.2 million of long-term borrowings with the FHLB.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months. These notes are callable on September 15, 2025. At June 30, 2025, there were $20.0 million of Subordinated Note Purchases Agreements outstanding, net of issuance costs.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At June 30, 2025, there were $29.9 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The Company’s borrowing agreements and additional borrowing capacity are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note 7 Borrowings of this Annual Report.

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $33.9 million at June 30, 2025, compared to $31.4 million at June 30, 2024, an increase of $2.5 million. The change was primarily due to an increase of $2.4 million in employee benefits, including short-term incentive plans and supplemental executive retirement plans when comparing the years ended June 30, 2025 to June 30,2024.

For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note 10 Stock-Based Compensation of this Annual Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $238.8 million at June 30, 2025 compared to $206.0 million at June 30, 2024, resulting primarily from net income of $31.1 million and a decrease in accumulated other comprehensive loss of $6.2 million, partially offset by dividends declared and paid of $4.5 million.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2025, the Company had repurchased a total of 48,000 shares of the 400,000 shares authorized by the repurchase program. The Company did not repurchase any shares during the years ended June 30, 2025 and 2024, respectively.

Selected Equity Data:	At June 30,
	2025	2024
Shareholders’ equity to total assets, at end of period	7.85%	7.29%
Book value per share (1)	$14.03	$12.10
Closing market price of common stock	$22.22	$33.71

	For the years ended June 30,
	2025	2024
Average shareholders’ equity to average assets	7.80%	7.23%
Dividend payout ratio (2)	19.67%	22.07%
Actual dividends paid to net income (3)	14.37%	13.08%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended June 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, March 31, 2025 and June 30, 2025. Dividends declared during the three months ended September 30, 2023, September 30, 2024, and December 31, 2024 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2025 and 2024

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2025 and 2024. For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are based on daily averages. Average loan balances include non-performing loans. The loan yields are calculated net amortization of certain deferred fees and costs that are considered adjustments to yields.

			Fiscal years ended June 30,
		2025			2024
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ rate
Interest-earning Assets:
Loans receivable, net (1)	$1,551,878	$79,979	5.15%	$1,455,235	$71,540	4.92%
Securities non-taxable	650,931	19,648	3.02	630,317	17,594	2.79
Securities taxable	465,668	14,372	3.09	407,199	10,312	2.53
Interest-earning bank balances and federal funds	68,779	3,504	5.09	73,775	4,023	5.45
FHLB stock	2,216	202	9.12	2,230	195	8.74
Total interest-earning assets	2,739,472	117,705	4.30%	2,568,756	103,664	4.04%
Cash and due from banks	12,560			12,322
Allowance for credit losses on loans	(20,162)			(20,113)
Allowance for credit losses on securities held-to-maturity	(452)			(493)
Other noninterest-earning assets	104,023			100,475
Total assets	$2,835,441			$2,660,947

Interest-Bearing Liabilities:
Savings and money market deposits	$350,911	$1,606	0.46%	$373,688	$1,466	0.39%
NOW deposits	1,872,247	46,648	2.49	1,737,165	43,617	2.51
Certificates of deposit	177,443	6,804	3.83	114,705	4,631	4.04
Borrowings	66,001	2,526	3.83	72,726	2,971	4.09
Total interest-bearing liabilities	2,466,602	57,584	2.33%	2,298,284	52,685	2.29%
Noninterest-bearing deposits	117,024			140,495
Other noninterest-bearing liabilities	30,637			29,653
Shareholders' equity	221,178			192,515
Total liabilities and equity	$2,835,441			$2,660,947

Net interest income		$60,121			$50,979
Net interest rate spread			1.97%			1.75%
Net earnings assets	$272,870			$270,472
Net interest margin			2.19%			1.98%
Average interest-earning assets to average interest-bearing liabilities	111.06%			111.77%

(1) Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Non-GAAP to GAAP Reconciliation

The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin

	For the years ended June 30,
(Dollars in thousands)	2025	2024
Net interest income (GAAP)	$60,121	$50,979
Tax-equivalent adjustment (1)	7,679	6,791
Net interest income fully taxable-equivalent basis (non-GAAP)	$67,800	$57,770

Average interest-earning assets (GAAP)	$2,739,472	$2,568,756
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.47%	2.25%

 (1) Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21.0% for federal income taxes, and 4.44% for New York State income taxes for the years ended June 30, 2025 and 2024.

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

	Years ended June 30,
	2025 versus 2024			2024 versus 2023
	Increase/(decrease)		Total	Increase/(decrease)		Total
	Due to		increase/	Due to		increase/
(In thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$4,953	$3,487	$8,440	$3,801	$7,690	$11,491
Securities non-taxable	583	1,471	2,054	(955)	4,164	3,209
Securities taxable	1,597	2,463	4,060	(127)	2,055	1,928
Interest-bearing bank balances and federal funds	(263)	(256)	(519)	2,074	357	2,431
FHLB stock	(1)	8	7	(54)	34	(20)
Total interest-earning assets	6,869	7,173	14,042	4,739	14,300	19,039

Interest-bearing liabilities:
Savings and money market deposits	(64)	204	140	(211)	748	537
NOW deposits	3,220	(191)	3,029	1,675	24,426	26,101
Certificates of deposit	2,314	(141)	2,173	1,418	1,603	3,021
Borrowings	(263)	(181)	(444)	(414)	33	(381)
Total interest-bearing liabilities	5,207	(309)	4,898	2,468	26,810	29,278
Net change in net interest income	$1,662	$7,482	$9,144	$2,271	$(12,510)	$(10,239)
(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

As the above table shows, net interest income for the fiscal year ended June 30, 2025, has been affected most significantly by the increase in the volume of loans, taxable securities, and the increase in rates on said interest-earning assets. This was partially offset by an increase in volume of NOW and certificates of deposits. Net interest rate spread increased 22 basis points to 1.97% for the year ended June 30, 2025, compared to 1.75% for the year ended June 30, 2024. Net interest margin increased 21 basis points to 2.19% for the year ended June 30, 2025, compared to 1.98% for the year ended June 30, 2024. The increase during the year ended June 30, 2025 was due to increases in interest income on loans and securities, as they continue to reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior periods.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2025, amounted to $117.7 million as compared to $103.7 million for the year ended June 30, 2024, an increase of $14.0 million, or 13.5%. The increase in rate on interest-earning assets had the greatest impact on interest income when comparing the years ended June 30, 2025 and 2024. Interest income is derived from loans, securities and other interest-earning assets. Total average interest-earning assets increased to $2.7 billion for the year ended June 30, 2025 as compared to $2.6 billion for the year ended June 30, 2024, an increase of $170.7 million, or 6.6%. The yield earned on such assets increased 26 basis points to 4.30% for the year ended June 30, 2025 as compared to 4.04% for the year ended June 30, 2024.

Interest income earned on loans increased to $80.0 million for the year ended June 30, 2025 as compared to $71.5 million for the year ended June 30, 2024. Average loans outstanding increased $96.6 million, or 6.6%, to $1.6 billion for the year ended June 30, 2025 as compared to $1.5 billion for the year ended June 30, 2024. The yield on such loans increased 23 basis points to 5.15% for the year ended June 30, 2025 as compared to 4.92% for the year ended June 30, 2024. At June 30, 2025, approximately 64.3% of the loan portfolio was adjustable-rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $34.0 million for the year ended June 30, 2025 as compared to $27.9 million for the year ended June 30, 2024. The average balance of securities increased $79.1 million, to $1.1 billion for the year ended June 30, 2025 as compared to $1.0 billion for the year ended June 30, 2024. The average yield on securities non-taxable increased 23 basis points to 3.02% for the year ended June 30, 2025 as compared to 2.79% for the year ended June 30, 2024. The average yield on securities taxable increased 56 basis points to 3.09% for the year ended June 30, 2025 as compared to 2.53% for the year ended June 30, 2024. No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-bearing bank balances amounted to $3.5 million for the year ended June 30, 2025 as compared to $4.0 million for the year ended June 30, 2024. The average balance of federal funds and interest-bearing bank balances decreased $5.0 million, or 6.8%, to $68.8 million for the year ended June 30, 2025 as compared to $73.8 million for the year ended June 30, 2024. Dividends on FHLB stock increased to $202,000 for the year ended June 30, 2025 as compared to $195,000 for the year ended June 30, 2024.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2025 amounted to $57.6 million as compared to $52.7 million for the year ended June 30, 2024, an increase of $4.9 million. The increase in the average balance of interest-bearing liabilities had the greatest impact on interest expense when comparing the years ended June 30, 2025 and 2024. The rate paid on interest-bearing liabilities increased 4 basis points to 2.33% for the year ended June 30, 2025 compared to 2.29% for the year ended June 30, 2024. Total average interest-bearing liabilities increased to $2.5 billion for the year ended June 30, 2025 as compared to $2.3 billion for the year ended June 30, 2024, an increase of $168.3 million, or 7.3%. The majority of the increase related to NOW and certificates of deposit accounts, primarily resulting from growth in new deposit relationships within business and municipal accounts.

Interest expense paid on savings and money market accounts amounted to $1.6 million for the year ended June 30, 2025 as compared to $1.5 million for the year ended June 30, 2024, an increase of $140,000, or 9.6%. The average rate paid on savings and money market accounts increased 7 basis points to 0.46% for the year ended June 30, 2025 as compared to 0.39% for the year ended June 30, 2024. The average balance of savings and money market accounts decreased by $22.8 million to $350.9 million for the year ended June 30, 2025 as compared to $373.7 million for the year ended June 30, 2024.

Interest expense paid on NOW accounts amounted to $46.6 million for the year ended June 30, 2025 as compared to $43.6 million for the year ended June 30, 2024, an increase of $3.0 million, or 6.9%. The average rate paid on NOW accounts decreased 2 basis points to 2.49% for the year ended June 30, 2025 as compared to 2.51% for the year ended June 30, 2024. The average balance of NOW accounts increased $135.1 million to $1.9 billion for the year ended June 30, 2025 as compared to $1.7 billion for the year ended June 30, 2024.

Interest expense paid on certificates of deposit amounted to $6.8 million for the year ended June 30, 2025 as compared to $4.6 million for the year ended June 30, 2024, an increase of $2.2 million, or 46.9%. The average rate paid on certificates of deposit decreased 21 basis points to 3.83% for the year ended June 30, 2025 as compared to 4.04% for the year ended June 30, 2024. The average balance on certificates of deposits increased $62.7 million to $177.4 million for the year ended June 30, 2025 as compared to $114.7 million for the year ended June 30, 2024.

Index
Interest expense on borrowings amounted to $2.5 million for the year ended June 30, 2025 as compared to $3.0 million for the year ended June 30, 2024, as the average balance of borrowings decreased $6.7 million to $66.0 million for the year ended June 30, 2025 as compared to $72.7 million for the year ended June 30, 2024. The average rate paid on borrowings decreased 26 basis points to 3.83% for the year ended June 30, 2025 as compared to 4.09% for the year ended June 30, 2024.

PROVISION FOR CREDIT LOSSES ON LOANS

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses on loans amounted to a charge of $1.3 million and $786,000 for the years ended June 30, 2025 and 2024, respectively. The provision for the year ended June 30, 2025, was primarily attributable to growth in gross loans and a modest deterioration in the economic forecasts used in the CECL models as of June 30, 2025, partially offset by an improvement in the qualitative factors assessments. The allowance for credit losses on loans to total loans receivable was 1.24% at June 30, 2025 compared to 1.28% at June 30, 2024.

For additional details relating to the allocation of the provision for credit losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this report.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from prior year
	2025	2024	Amount	Percent
Service charges on deposit accounts	$4,874	$4,640	$234	5.0%
Debit card fees	4,382	4,438	(56)	(1.3)
Investment services	1,088	1,157	(69)	(6.0)
E-commerce fees	110	116	(6)	(5.2)
Bank owned life insurance	2,545	2,183	362	16.6
Net loss on sale of securities available-for-sale	(665)	-	(665)	(100.0)
Other operating income	2,899	1,374	1,525	111.0
Total noninterest income	$15,233	$13,908	$1,325	9.5%

Noninterest income increased $1.3 million, or 9.5%, to $15.2 million for the year ended June 30, 2025 compared to $13.9 million for the year ended June 30, 2024. The increase during the year ended June 30, 2025 was primarily due increases in other operating income, service charge account fees, and income from bank owned life insurance. This was partially offset by a $665,000 loss on sales of securities available-for-sale. Other operating income primarily increased due to recognition of an $610,000 Employee Retention Tax Credit, an increase in fee income earned on customer interest rate swap contracts of $528,000, and an increase in loan fees of $242,000.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from prior year
	2025	2024	Amount	Percent
Salaries and employee benefits	$24,415	$23,836	$579	2.4%
Occupancy expense	2,629	2,446	183	7.5
Equipment and furniture expense	791	710	81	11.4
Service and data processing fees	2,931	2,386	545	22.8
Computer software, supplies and support	1,631	1,577	54	3.4
Advertising and promotion	486	445	41	9.2
FDIC insurance premiums	1,373	1,289	84	6.5
Legal and professional fees	1,353	1,516	(163)	(10.8)
Other	3,763	3,097	666	21.5
Total noninterest expense	$39,372	$37,302	$2,070	5.6%

Noninterest expense increased $2.1 million, or 5.6%, to $39.4 million for the year ended June 30, 2025 as compared to $37.3 million for the year ended June 30, 2024. The increase during the year ended June 30, 2025 was primarily due to an increase of $579,000 in salaries and employee benefit costs, as new positions were created during the period to support the Company’s continued growth, an increase of $545,000 in service and data processing fees, an increase of $796,000 in the unfunded commitment expense related to the allowance for credit losses on unfunded commitments, due to the Company’s increased contractual obligations to extend credit, and an increase of $183,000 in occupancy expenses, mostly due to repairs and maintenance on the Company’s buildings. This was partially offset by a decrease of $163,000 in legal and professional fees during the year ended June 30, 2025.

Index
INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 10.2% and 7.6% for the years ended June 30, 2025 and 2024, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance and tax credits, to arrive at the effective tax rate. The increase in the effective tax rate for the year ended June 30, 2025, was primarily due to higher pre-tax income and reflects a lower mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income. Additionally, the Company was able to recognize historic preservation tax credits on the Company’s wealth management center, located at 345 Main Street, in Catskill New York for the year ended June 30, 2024.

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

The Company’s most liquid assets are cash and cash equivalent accounts. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $183.1 million, or 6.0% of total assets.

The Company’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities. Loan originations exceeded repayments by $127.0 million and $90.7 million and purchases of securities totaled $444.2 million and $329.6 million for the years ended June 30, 2025 and 2024, respectively. These activities were funded primarily through deposit growth, principal payments on loans and securities, and borrowings. Loan sales did not provide an additional source of liquidity during the years ended June 30, 2025 and 2024, as the Company originated loans for retention in its portfolio.

The Company monitors its liquidity position on a daily basis. Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York. In the event the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to the Bank of Greene County. During the year ended June 30, 2025, the Bank of Greene County’s maximum borrowing from the FHLB reached $201.1 million. As of the year ended June 30, 2025, there were $168.2 million of borrowings and letters of credit outstanding with the FHLB. The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank. These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30.0% of total deposits, in the amount of $791.9 million based on policy. Additionally, the Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $51.6 million and zero brokered deposits as of June 30, 2025 and June 30, 2024, respectively.

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

Index
At June 30, 2025, liquidity measures were as follows:

Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	11.98%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	33.52%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	52.81%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	107.71%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	15.45%

Off-balance sheet arrangements. In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. The Company is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, commitments to fund new loans, interest rate swaps, and risk participation agreements. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. The Company records such instruments when funded. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2025, are not necessarily indicative of future cash requirements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2025 and 2024:

(In thousands)	2025	2024
Unfunded loan commitments	$164,348	$107,966
Unused lines of credit	110,943	99,176
Standby letters of credit	793	754
Total commitments	$276,084	$207,896

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the securities available-for-sale portfolio and borrowing capacity.

Certificates of deposit scheduled to mature in one year or less from June 30, 2025 totaled $191.9 million. Based upon the Company’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts above the FDIC insured limit. These letters of credit are secured by residential and commercial real estate mortgage loans. The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding. There were $90.0 million in municipal letters of credit outstanding at June 30, 2025.

Capital Resources. The Company and the Bank considers current needs and future growth, with the sources of capital being the retention of earnings, less dividends paid, and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations. As a result of the consistent earnings throughout the fiscal year, the Company did not push down any additional capital to the Bank of Greene County during the fiscal years ended June 30, 2025 and June 30, 2024. At June 30, 2025 and 2024, the Bank of Greene County and Greene County Commercial Bank exceeded all of their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 19. Regulatory Matters of this Annual Report. Shareholders’ equity represented 7.9% and 7.3% of total consolidated assets at June 30, 2025 and 2024, respectively.

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

By investing in liquid securities, which can be sold to take advantage of interest rate shifts, and originating adjustable-rate commercial real estate and commercial loans with shorter average durations, the Company believes it is better positioned to react to changes in market interest rates. Investments in short-term securities, however, generally bear lower yields than longer-term investments. Thus, these strategies may result in lower levels of interest income than would be obtained by investing in longer-term fixed-rate investments.

Net Interest Income Analysis. One of the most significant measures of interest risk is net interest income sensitivity (“NII”). NII is the measurement of the sensitivity of the Company’s net interest income to changes in interest rates and is computed for instantaneous rate shocks and a series of rate ramp assumptions. The net interest income sensitivity can be viewed as the exposure to changes in interest rates in the balance sheet as of the report date. The net interest income sensitivity measure does not take into account any future change to the balance sheet. The Company has a relatively low level of NII sensitivity and is well within policy limits in all positive rate shock scenarios. This means that the Company’s income exposure to rising rates is projected to be relatively low. The Company’s risk is a declining rate environment.

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

Index
EVE Analysis. Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future change to the balance sheet. The following table presents the Company’s EVE. The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2025. Assumptions made by the Company relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2025. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category. The noninterest-bearing category does not use a decay assumption, and the 24 month FHLB advance rate was used as the discount rate. The EVE at “Par” represents the difference between the Company’s estimated value of assets and value of liabilities assuming no change in interest rates.

The following sets forth the Company’s EVE at June 30, 2025.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change from par	% Change from par	EVE Ratio(1)	Change(2)
+300 bp	$259,295	$(84,536)	(24.59)%	9.37%	(215)	bp
+200 bp	291,967	(51,864)	(15.08)	10.29	(123)
+100 bp	320,776	(23,055)	(6.71)	11.02	(50)
PAR	343,831	-	-	11.52	-
-100 bp	359,976	16,145	4.70	11.75	23
-200 bp	369,461	25,630	7.45	11.78	26
-300 bp	371,133	27,302	7.94	11.57	5

(1) Calculated as the estimated EVE divided by the present value of total assets.
(2) Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

In the current higher interest rate environment, EVE sensitivity has increased across the industry, as loans and investments were originated and purchased during the historically low rate environment and, as a result the loans and investments have lost market value. EVE sensitivity may continue to increase if rates continue to rise, resulting in loans and investments losing further market value. As investments and loans mature, and the funds are reinvested at higher interest rates, the EVE sensitivity will continue to improve. The Company’s EVE modeling projects that as of the reporting date and in response to instantaneous rate increases and decreases, the EVE remains within the Company’s policy limits. This contemplates instantaneous rate shocks, and would result from the increase in interest rates and the impact it has on the assets and the short-term nature of the Company’s liabilities. Management will continue to monitor the EVE sensitivity and take corrective action, when applicable.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2025, the Company’s cumulative one-year, two-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one, two and three years and interest-bearing liabilities maturing or repricing within one, two and three years, as a percentage of total interest-earning assets were positive 17.10%, 15.58% and 13.88%, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Nick Barzee
Donald E. Gibson	Nick Barzee
President and Chief Executive Officer	Senior Vice President,
Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 5, 2025, expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company's loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.

Index
Critical Audit Matter (Continued)

The Company’s methodology for estimating the allowance for credit losses (ACL) on loans employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components: pooling loans into portfolio segments for loans that share similar risk characteristics and identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

For the Company’s material pooled loan portfolio segments, which are collectively evaluated for credit losses, the Company utilizes a discounted cash flow (DCF) methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default (PD) and loss given default (LGD) framework. LGD is estimated based on historical credit loss experience. PD is estimated utilizing a regression model that incorporates economic factors. The model utilizes forecasted econometric factors with a four-quarter reasonable and supportable forecast period and one-year straight-line reversion period to estimate the PD for each loan portfolio segment. The DCF methodology combines the PD, the LGD, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s evaluation of various conditions. Management’s evaluation of these factors includes a weighted rate and risk range category assigned to each factor. The weighted rates and risk range categories vary between loan segments.

We identified auditing the ACL on loans collectively evaluated for credit losses as a critical audit matter. Performing audit procedures to evaluate the estimates of expected credit losses for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

●
Testing the design and operating effectiveness of controls over the evaluation of the ACL on loans collectively evaluated for credit losses, including controls addressing:
o
Management’s development of the collective ACL on loans methodology, including continued use and appropriateness of the PD regression and LGD models, and evaluating the conceptual design of the models;
o
Management’s identification and determination of the expected prepayments and curtailments assumptions and the significant assumptions used in the PD regression and LGD models;
o
Management’s review of the relevance and reliability of data used in the models; and
o
Management’s review over the judgments and assumptions used in the formulation of the qualitative factor framework and related adjustments.
●
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for credit losses, which included:
o
Evaluating management's judgments and assumptions related to the selection of the models including evaluating the conceptual design of the models and the mathematical accuracy of the models;
o
Evaluating the expected prepayments and curtailments assumptions and the significant assumptions used in the PD regression and LGD models;
o
Evaluating the relevance and reliability of data used in the models;
o
Evaluating management’s judgments and assumptions used in the formulation of the qualitative factor framework, including the relevance and reliability of internal and external data used in their formulation.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Pittsford, New York
September 5, 2025

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting

We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated September 5, 2025, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Pittsford, New York
September 5, 2025

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2025 and 2024
(In thousands, except share and per share amounts)

ASSETS	2025	2024
Cash and due from banks	$12,788	$13,897
Interest-bearing deposits	170,290	176,498
Total cash and cash equivalents	183,078	190,395

Long-term certificates of deposit	1,425	2,831
Securities available-for-sale, at fair value	356,062	350,001
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $548 and $483 at June 30, 2025 and 2024	776,147	690,354
Equity securities, at fair value	402	328
Federal Home Loan Bank stock, at cost	5,504	7,296

Loans receivable	1,627,406	1,499,473
Allowance for credit losses on loans	(20,146)	(19,244)
Net loans receivable	1,607,260	1,480,229

Premises and equipment, net	15,232	15,606
Bank-owned life insurance	59,795	57,249
Accrued interest receivable	16,381	14,269
Prepaid expenses and other assets	19,323	17,230
Total assets	$3,040,609	$2,825,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$110,163	$125,442
Interest-bearing deposits	2,529,672	2,263,780
Total deposits	2,639,835	2,389,222

Borrowings, short-term	74,000	115,300
Borrowings, long-term	4,189	34,156
Subordinated notes payable, net	49,867	49,681
Accrued expenses and other liabilities	33,881	31,429
Total liabilities	2,801,772	2,619,788

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares;
Issued – 17,222,680 shares at June 30, 2025 and June 30, 2024
Outstanding –17,026,828 shares at June 30, 2025 and June 30, 2024	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	241,403	214,740
Accumulated other comprehensive loss	(13,536)	(19,710)
Treasury stock, at cost 195,852 shares at June 30, 2025 and June 30, 2024	(908)	(908)
Total shareholders’ equity	238,837	206,000
Total liabilities and shareholders’ equity	$3,040,609	$2,825,788

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2025 and 2024
(In thousands, except share and per share amounts)

	2025	2024
Interest income:
Loans	$79,979	$71,540
Investment securities - tax exempt	19,648	17,594
Investment securities - taxable	14,574	10,507
Interest-bearing deposits and federal funds sold	3,504	4,023
Total interest income	117,705	103,664

Interest expense:
Interest on deposits	55,058	49,714
Interest on borrowings	2,526	2,971
Total interest expense	57,584	52,685

Net interest income	60,121	50,979
Provision for credit losses	1,316	766
Net interest income after provision for credit losses	58,805	50,213

Noninterest income:
Service charges on deposit accounts	4,874	4,640
Debit card fees	4,382	4,438
Investment services	1,088	1,157
E-commerce fees	110	116
Bank-owned life insurance	2,545	2,183
Loss on sale of securities available-for-sale	(665)	-
Other operating income	2,899	1,374
Total noninterest income	15,233	13,908

Noninterest expense:
Salaries and employee benefits	24,415	23,836
Occupancy expense	2,629	2,446
Equipment and furniture expense	791	710
Service and data processing fees	2,931	2,386
Computer software, supplies and support	1,631	1,577
Advertising and promotion	486	445
FDIC insurance premiums	1,373	1,289
Legal and professional fees	1,353	1,516
Other	3,763	3,097
Total noninterest expense	39,372	37,302

Income before provision for income taxes	34,666	26,819
Provision for income taxes	3,528	2,050
Net income	$31,138	$24,769

Basic earnings per share	$1.83	$1.45
Basic average shares outstanding	17,026,828	17,026,828
Diluted earnings per share	$1.83	$1.45
Diluted average shares outstanding	17,026,828	17,026,828
Dividends per share	$0.36	$0.32

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2025 and 2024
(In thousands)

	2025	2024
Net Income	$31,138	$24,769

Other comprehensive income:

Unrealized holding gains on securities available-for-sale, gross	7,609	1,842
Tax effect	2,033	493
Unrealized holding gains on securities available-for-sale, net	5,576	1,349

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	665	-
Tax effect	178	-
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	487	-

Pension actuarial gain, gross	122	399
Tax effect	33	107
Pension actuarial gain, net	89	292

Amortization of pension actuarial losses recognized in salaries and benefits, gross	30	77
Tax effect	8	20
Amortization of pension actuarial losses recognized in salaries and benefits, net	22	57

Total other comprehensive income, net of taxes	6,174	1,698
Comprehensive income	$37,312	$26,467

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2025 and 2024
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2023	$1,722	$10,156	$193,721	$(21,408)	$(908)	$183,283
Cumulative effect adjustment for ASU 2016-13 Current Expected Credit Losses			(510)			(510)
Dividends declared			(3,240)			(3,240)
Net income			24,769			24,769
Other comprehensive income, net of taxes				1,698		1,698
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(4,475)			(4,475)
Net income			31,138			31,138
Other comprehensive income, net of taxes				6,174		6,174
Balance at June 30, 2025	$1,722	$10,156	$241,403	$(13,536)	$(908)	$238,837

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2025 and 2024
(In thousands)

	2025	2024
Cash flows from operating activities:
Net Income	$31,138	$24,769
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,065	928
Deferred income tax benefit	(706)	(74)
Net (accretion) amortization of investment premiums and discounts	(301)	297
Net amortization of deferred loan costs and fees	383	392
Amortization of subordinated debt issuance costs	186	186
Provision for credit losses	1,316	766
Bank-owned life insurance income	(2,545)	(2,183)
Loss on sale of securities available-for-sale	665	-
Net gain on equity securities	(74)	(22)
Net gain on sale of foreclosed real estate	-	(60)
Net increase in accrued income taxes	434	322
Net increase in accrued interest receivable	(2,112)	(2,020)
Net increase in prepaid expenses and other assets	(4,075)	(430)
Net increase in accrued expenses and other liabilities	2,604	2,037
Net cash provided by operating activities	27,978	24,908

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	209,744	182,232
Proceeds from sale of securities	6,676	-
Purchases of securities	(271,781)	(279,953)
Proceeds from principal payments on securities	57,430	31,162
Securities held-to-maturity:
Proceeds from maturities	58,204	68,423
Purchases of securities	(172,377)	(49,633)
Proceeds from principal payments on securities	28,102	15,987
Net redemption (purchase) of Federal Home Loan Bank Stock	1,792	(5,614)
Maturity of long-term certificate of deposit	1,400	1,730
Surrender of bank owned life insurance	-	23,100
Purchase of bank owned life insurance	-	(23,104)
Net increase in loans receivable	(128,665)	(92,421)
Proceeds from sale of foreclosed real estate	-	362
Purchases of premises and equipment	(691)	(1,506)
Net cash used in investing activities	(210,166)	(129,235)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(41,300)	115,300
Proceeds from long-term borrowings	4,189	34,156
Repayment of long-term borrowings	(34,156)	-
Payment of cash dividends	(4,475)	(3,240)
Net increase (decrease) in deposits	250,613	(47,939)
Net cash provided by financing activities	174,871	98,277

Net decrease in cash and cash equivalents	(7,317)	(6,050)
Cash and cash equivalents at beginning of year	190,395	196,445
Cash and cash equivalents at end of year	$183,078	$190,395

Cash paid during period for:
Interest	$57,864	$52,070
Income taxes	$1,168	$1,802

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

The consolidated financial statements include the accounts of certain Variable Interest Entities (“VIE(s)”). In accordance with the applicable accounting guidance for consolidations, the Company consolidates a VIE if it has (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly affect the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary).

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

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At June 30, 2025, the Company operated 18 full-service banking offices, lending centers, an operations center, customer call center, administration center, and a wealth management center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

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

Under the HOLA QTL test, the Bank must maintain at least 65.0% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20.0% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20.0% of portfolio assets. “Qualified thrift investments” also include 100.0% of an institution’s credit card loans, education loans and small business loans.

Index
Under the IRS DBLA test, the Bank must meet the business operations test and the 60.0% of assets test. The business operations test requires that the federal savings association’s business consists primarily of acquiring the savings of the public (75.0% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75.0% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings associations ordinarily earn). For the 60.0% of assets test, the Bank must maintain at least 60.0% of its total in “qualified investments” as of the close of the taxable year or, at the option of the taxpayer, may be computed on the basis of the average assets outstanding during the taxable year.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the years ended June 30, 2025 and 2024, the Bank elected to utilize the IRS DBLA test and satisfied the requirements of this test.

Segment Reporting

In accordance with ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company operates as a single operating segment, banking, providing financial services to retail, municipal and commercial customers in its market area, consisting of the Hudson Valley and Capital District Regions of New York State. The Company derives the majority of its revenue from banking operations within the local market.

The Company’s Chief Executive Officer (“CEO”) is designated as the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates financial performance and allocates resources by reviewing the consolidated financial statements of the Company, analyzing revenue, expenses, capital levels and budget to actual variances.

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

Realized gains or losses on security transactions are reported in earnings and computed using the specific identification cost basis. Fair values of securities are based on quoted market prices, where available. Valuation of securities is further described in Note 18, Fair Value Measurements and Fair Value of Financial Instruments, of this Annual Report. Amortization of bond premiums and accretion of bond discounts are amortized over the expected life of the securities using the interest method. Dividend and interest income are recognized when collected.

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

Expected losses are calculated on a pooled basis using a probability of default/loss given default (PD/LGD) model, based on historical credit loss data from a reliable source. Management utilizes municipal and corporate default and loss rates which provide decades of data across all municipal and corporate sectors and geographies. Management may exercise discretion to make adjustments based on environmental factors. The model calculates the expected loss for each security over the contractual life. If the risk of a HTM debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration.

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

Income Recognition on Non-performing and Non-accrual loans

The Company generally places a loan on non-accrual status when principal and interest is delinquent for 90 days or more. Any unpaid interest previously accrued on these loans is reversed from income. When a loan is specifically determined to be non-performing, collection of interest and principal are generally applied as a reduction to principal outstanding until the collection of the remaining balance is reasonably assured. Interest income on all non-accrual loans is recognized on a cash basis.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company evaluates loan modifications to borrowers experiencing financial difficulty on the basis and extent of their direct impact on contractual cash flows. Modifications under this guidance include interest rate reductions, payment delays, term extensions, or a combination thereof.

Once a loan modification is determined to meet the afore-mentioned criteria, a determination is made as to whether the modification represents the continuation of an existing loan, or a new loan. The Company considers a loan modification to represent the establishment of a new loan if the resulting terms are at least as favorable to the Company as the terms made to other borrowers with similar risk profiles. If a modification is determined to represent a new loan, all unamortized deferred fees and costs are to be recognized through interest income at the time the modification is granted. Modifications that do not meet this criteria shall be considered a continuation of an existing loan, and all unamortized deferred fees and costs will be carried forward as part of the modified loan’s basis.

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

Index
Collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater are evaluated on an individual basis and excluded from the pooled loan evaluation. The fair value of collateral for collateral dependent loans less selling costs will be compared to the loan balance to determine if an allowance for credit losses on loans is required. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs.

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

Residential real estate- Residential mortgage and residential construction loans are generally secured by primary liens on the borrower’s residential property. Repayment is primarily dependent on the borrowers’ primary source of income. Significant risk factors include localized economic conditions that may impact the collateralized property’s value, as well as employment prospects for borrowers, regulatory risks specific to housing that may inhibit the Company’s ability to pursue means of repayment, and the accuracy of the estimate of the property’s value at the completion of construction.

Commercial real estate- Commercial mortgage and commercial construction loans generally are secured by property either occupied and maintained by the borrower or non-owner occupied, rented to a third-party tenant and managed by the borrower. Repayment cash flow includes rental income from the property, cash flows from the operation of the borrower’s and tenant businesses, and other income sources from the borrower. Significant risks factors include the borrower’s ability to attract and maintain tenants, the borrower’s industry, the successful operation of the borrower’s and tenant businesses, and the accuracy of the estimate of the property’s value at the completion of construction and estimated cost and duration of construction.

Home equity- Retail loans that are generally secured by secondary lien positions on 1-4 family residential real estate. Repayment sources primarily rely on the borrowers’ primary source of income and are determined based on the borrower’s equity position in the collateralized property. Default risks are greater, as a borrower is likely to prioritize payments on any outstanding indebtedness on the primary lien position. Additionally, home equity loans are exposed to greater market risk in the event of foreclosure and therefore are more sensitive to changes in underlying collateral valuations. To mitigate this risk the Company, generally does not underwrite terms exceeded 25 years with a loan to value of 85.0% when the Company holds the first mortgage. If the Company does not hold the first mortgage, these loans are underwritten with a higher interest rates and a lower maximum loan to value ratio of 65.0%.

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

Commercial- Commercial purpose loans that are generally secured by the assets other than real estate of borrowers’ businesses. Repayment is primarily the successful operation of the borrower’s business. Business assets may have significant variations in collateral values, and the value that may be realized by the Company, should the need to liquidate arise. Commercial loans are generally underwritten for terms not to exceed 20 years and depend primarily on the creditworthiness and cash flow of the borrower and any guarantors.

Management estimates the allowance for credit losses on loans by using relevant information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience was considered by the Company for estimating expected credit losses and determined the need to use peer data, with similar risk profiles, to develop and calculate the ACL on loan models.

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

Index
The allowance for credit losses on loans is measured on a collective basis, when similar risk characteristics are present, with both a quantitative and qualitative analysis that is applied on a quarterly basis. The respective quantitative reserve for each segment is calculated using a PD/LGD modeling methodology with segment-specific regression models. The discounted cash flow methodology uses expected credit losses estimated over the effective life of each loan by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate.

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated contractual life. The Company considers the following segments of unfunded commitments exposure; home equity line of credits, commercial line of credits, consumer loans, residential and commercial real estate loans committed but not closed and the unfunded portion of the construction loans. The probable funding amount by segment is multiplied by the respective reserve percentage calculated in the allowance for credit losses on loans to calculate a reserve on unfunded commitments.

Accrued Interest Receivable

Accrued interest receivable balances are presented separately on the consolidated statements of financial condition and are not included in amortized cost when determining the allowance for credit losses. Accrued interest receivable balances have been excluded from the amortized cost basis of loans and investment securities, and related disclosures. Accrued interest receivable that is deemed uncollectible is written off timely. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore, the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

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

Index
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

Treasury Stock

Common stock repurchases are recorded at cost and then held as treasury stock. From time to time, the Company may repurchase shares of common stock under an approved plan if, in its judgment, such shares are an attractive investment, in view of the current price at which the common stock is trading relative to the Company’s earnings per share, book value per share and general market and economic factors. On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. As of June 30, 2025, the Company had repurchased a total of 48,800 shares of the 400,000 shares authorized by the repurchase program.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no impairment charge was recorded during the years ended June 30, 2025 and 2024.

Revenue Recognition

Revenue from Contracts with Customers (Topic 606), does not apply to the majority of the Company’s revenue-generating transactions, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated statements of income as components of net interest income. All of the Company's revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following is a summary of revenues subject to Topic 606 for the years ended June 30, 2025 and 2024.

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Debit Card Interchange Fee Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa DPS payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholder.

Index
E-commerce Income: The Company earns fees for merchant transaction processing services provided to its business customers by a third-party service provider. The fees represent a percentage of the monthly transaction activity net of related costs, and are received from the service provider on a monthly basis.

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

Net Gains/Losses on Sales of Foreclosed Real Estate: The Company records a gain or loss from the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Advertising

The Company follows a policy of charging the costs of advertising to expense as incurred. Advertising costs included in advertising and promotion expenses were $486,000 and $445,000 for the years ended June 30, 2025 and 2024, respectively.

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

The Company uses the proportional amortization method for solar tax credit investments, whereby the associated tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are non-refundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, generally within “other assets.” Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within “other operating income.”

Index
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 during the year ended June 30, 2025. The Company’s adoption of this standard did not have a material impact on the consolidated financial statements.

Index
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require public entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5.0% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for annual periods beginning after December 31, 2024. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2. Balances at other banks

The Bank is required to maintain certain balances with the Federal Reserve Bank which is included in cash and due from banks on the Company’s balance sheet. In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero, therefore there was no reserve requirement included in cash and due from banks at June 30, 2025 and June 30, 2024.

Note 3. Securities

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of June 30, 2025, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

Index
The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At June 30, 2025
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,815	$-	$362	$10,453
U.S. government sponsored enterprises	13,029	-	1,385	11,644
State and political subdivisions	208,450	1,394	-	209,844
Mortgage-backed securities-residential	34,382	212	3,007	31,587
Mortgage-backed securities-multi-family	88,874	-	14,277	74,597
Corporate debt securities	18,416	81	560	17,937
Total securities available-for-sale	$373,966	$1,687	$19,591	$356,062

	At June 30, 2024
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$43,024	$-	$1,829	$41,195
U.S. government sponsored enterprises	13,042	-	2,068	10,974
State and political subdivisions	169,842	828	1	170,669
Mortgage-backed securities-residential	40,402	67	3,894	36,575
Mortgage-backed securities-multi-family	90,261	-	17,961	72,300
Corporate debt securities	19,608	15	1,335	18,288
Total securities available-for-sale	$376,179	$910	$27,088	$350,001

(1)
Amortized cost excludes accrued interest receivable of $4.5 million and $4.0 million at June 30, 2025 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale for the years ended June 30, 2025 and 2024, respectively.

The following tables summarize the amortized cost, fair value, and the allowance for credit losses on securities held-to-maturity by major type:

	At June 30, 2025
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
Securities held-to-maturity:
U.S. Treasury securities	$15,850	$-	$868	$14,982	$-	$15,850
State and political subdivisions	460,959	8,938	32,028	437,869	40	460,919
Mortgage-backed securities-residential	138,468	1,388	2,327	137,529	-	138,468
Mortgage-backed securities-multi-family	130,119	-	11,963	118,156	-	130,119
Corporate debt securities	31,270	55	1,756	29,569	507	30,763
Other securities	29	-	-	29	1	28
Total securities held-to-maturity	$776,695	$10,381	$48,942	$738,134	$548	$776,147

	At June 30, 2024
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$23,785	$-	$1,749	$22,036	$-	$23,785
State and political subdivisions	450,343	4,541	40,235	414,649	44	450,299
Mortgage-backed securities-residential	48,033	51	3,314	44,770	-	48,033
Mortgage-backed securities-multi-family	143,363	-	17,397	125,966	-	143,363
Corporate debt securities	25,282	12	2,505	22,789	438	24,844
Other securities	31	-	-	31	1	30
Total securities held-to-maturity	$690,837	$4,604	$65,200	$630,241	$483	$690,354

(1)
Amortized cost excludes accrued interest receivable of $4.9 million and $4.1 million at June 30, 2025 and June 30, 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

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

Index
Management assesses the change in fair value of investment securities on a regular basis. Unrealized losses may occur from current market conditions, increases in interest rates since the time of purchase and deterioration in credit quality of issuers. Management assesses both qualitative and quantitative factors to determine whether any credit-related allowance is required. There was no allowance for credit losses on securities available-for-sale for the years ended June 30, 2025 and 2024, as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity at the year ended:

(In thousands)	June 30, 2025	June 30, 2024
Balance at beginning of year	$483	$-
Adoption of ASU 2016-13 (CECL) on July 1, 2023	-	503
Provision (benefit) for credit losses	65	(20)
Balance at end of year	$548	$483

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$241	$1	1	$10,212	$361	5	$10,453	$362	6
U.S. government sponsored enterprises	-	-	-	11,644	1,385	5	11,644	1,385	5
State and political subdivisions	-	-	-	43	-	1	43	-	1
Mortgage-backed securities-residential	-	-	-	20,872	3,007	21	20,872	3,007	21
Mortgage-backed securities-multi-family	-	-	-	74,597	14,277	30	74,597	14,277	30
Corporate debt securities	-	-	-	15,919	560	11	15,919	560	11
Total securities available-for-sale	241	1	1	133,287	19,590	73	133,528	19,591	74
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	14,982	868	5	14,982	868	5
State and political subdivisions	23,577	339	154	231,645	31,689	1,511	255,222	32,028	1,665
Mortgage-backed securities-residential	9,470	151	4	26,541	2,176	26	36,011	2,327	30
Mortgage-backed securities-multi-family	-	-	-	118,156	11,963	45	118,156	11,963	45
Corporate debt securities	3,705	45	3	22,209	1,711	17	25,914	1,756	20
Total securities held-to-maturity	36,752	535	161	413,533	48,407	1,604	450,285	48,942	1,765
Total securities	$36,993	$536	162	$546,820	$67,997	1,677	$583,813	$68,533	1,839

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024.

Index

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

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2025 or 2024.

During the year ended June 30, 2025, sales amounted to $6.7 million of U.S. Treasury securities available-for-sale, and a loss of $665,000 was recognized from the sale. The proceeds were used to fund higher-yielding loans and securities. During the year ended June 30, 2024, there were no sales of securities, and no gains or losses recognized.

The estimated fair values of debt securities at June 30, 2025, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$212,369	$213,657
After one year through five years	27,914	27,107
After five years through ten years	10,427	9,114
After ten years	-	-
Total securities available-for-sale	250,710	249,878
Mortgage-backed and asset-backed securities	123,256	106,184
Total securities available-for-sale	373,966	356,062

Securities held-to-maturity
Within one year	55,541	55,544
After one year through five years	163,832	163,486
After five years through ten years	203,326	186,454
After ten years	85,409	76,965
Total securities held-to-maturity	508,108	482,449
Mortgage-backed securities	268,587	255,685
Total securities held-to-maturity	776,695	738,134
Total securities	$1,150,661	$1,094,196

As of June 30, 2025 and 2024, securities with an aggregate fair value of $1.0 billion and $894.5 million, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. As of June 30, 2025 and 2024, securities with an aggregate fair value of $18.2 million and $40.0 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window and the Bank Term Funding Program. The Company did not participate in any securities lending programs during the years ended June 30, 2025 or 2024.

Index
Note 4. Loans and Allowance for Credit Losses on Loans

Loan segments are summarized below as of the dates indicated:

(In thousands)	June 30, 2025	June 30, 2024
Residential real estate	$417,719	$417,589
Commercial real estate	1,054,504	936,640
Home equity	34,103	29,166
Consumer	4,311	4,771
Commercial	116,769	111,307
Total gross loans(1)(2)	1,627,406	1,499,473
Allowance for credit losses on loans	(20,146)	(19,244)
Loans receivable, net	$1,607,260	$1,480,229

(1)
Loan balances include net deferred fees/cost of ($567,000) and ($42,000) at June 30, 2025 and 2024, respectively.
(2)
Loan balances exclude accrued interest receivable of $7.0 million and $6.2 million at June 30, 2025 and 2024, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

At June 30, 2025 and 2024, loans to related parties including officers and directors were immaterial as a percentage of the Company’s loan portfolio.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000, and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.7 million at June 30, 2024, of which there were four residential real estate loans totaling $686,000 and three commercial real estate loan totaling $1.6 million in the process of foreclosure. Included in non-accrual loans were $1.5 million of loans which were less than 90 days past due at June 30, 2024, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$775	$1,362	$2,137	$415,582	$417,719	$2,265
Commercial real estate	-	209	367	576	1,053,928	1,054,504	628
Home equity	85	13	30	128	33,975	34,103	30
Consumer	20	3	2	25	4,286	4,311	2
Commercial	-	-	106	106	116,663	116,769	135
Total gross loans	$105	$1,000	$1,867	$2,972	$1,624,434	$1,627,406	$3,060

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2024:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$838	$1,414	$2,252	$415,337	$417,589	$2,518
Commercial real estate	-	-	806	806	935,834	936,640	1,163
Home equity	14	-	47	61	29,105	29,166	47
Consumer	47	6	-	53	4,718	4,771	-
Commercial	-	-	-	-	111,307	111,307	-
Total gross loans	$61	$844	$2,267	$3,172	$1,496,301	$1,499,473	$3,728

The Company had no accruing loans delinquent 90 days or more at June 30, 2025 and June 30, 2024.

Index
Allowance for Credit Losses on Loans

The allowance for credit losses (“ACL”) for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans individually evaluated and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the ACL on loans for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one year percent change in national GDP and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the ACL on loans for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if an ACL on loans is required. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans individually evaluated, and/or changes in management’s assessment of the qualitative factors.

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the years ended June 30, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(386)	(66)	(514)
Recoveries	2	4	-	119	40	165
Provision	418	397	61	148	227	1,251
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146

	Activity for the years ended June 30, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2023	$2,794	$14,839	$46	$332	$3,201	$21,212
Adoption of ASU No. 2016-13	1,182	(2,889)	117	137	121	(1,332)
Charge-offs	-	-	-	(481)	(1,152)	(1,633)
Recoveries	-	3	-	142	66	211
Provision	261	265	49	370	(159)	786
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244

The allowance for credit losses on unfunded commitments was $1.8 million and $1.3 million as of June 30, 2025 and 2024, respectively.

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

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the twelve months ended June 30, 2025:

	At June 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Residential real estate
By payment activity status:
Performing	$42,672	$55,665	$58,277	$85,153	$71,560	$102,127	$-	$-	$415,454
Non-performing	-	-	-	56	-	2,209	-	-	2,265
Total residential real estate	42,672	55,665	58,277	85,209	71,560	104,336	-	-	417,719
Current period gross charge-offs	-	-	-	-	44	-	-	-	44

Commercial real estate
By internally assigned grade:
Pass	192,619	120,883	177,469	228,960	116,680	177,025	3,913	5,032	1,022,581
Special mention	-	479	1,339	656	263	4,747	-	-	7,484
Substandard	-	-	9,078	-	209	14,942	-	210	24,439
Total commercial real estate	192,619	121,362	187,886	229,616	117,152	196,714	3,913	5,242	1,054,504
Current period gross charge-offs	-	-	-	-	-	5	-	-	5

Home equity
By payment activity status:
Performing	2,753	4,761	2,437	229	315	791	22,637	150	34,073
Non-performing	-	-	-	-	-	-	30	-	30
Total home equity	2,753	4,761	2,437	229	315	791	22,667	150	34,103
Current period gross charge-offs	-	-	-	-	-	-	13	-	13

Consumer
By payment activity status:
Performing	1,631	1,371	689	346	149	51	72	-	4,309
Non-performing	2	-	-	-	-	-	-	-	2
Total Consumer	1,633	1,371	689	346	149	51	72	-	4,311
Current period gross charge-offs	335	40	-	10	1	-	-	-	386

Commercial
By internally assigned grade:
Pass	11,917	11,031	8,157	4,584	12,482	15,106	45,905	68	109,250
Special mention	-	-	-	50	-	93	238	183	564
Substandard	-	-	-	6,279	30	568	78	-	6,955
Total Commercial	$11,917	$11,031	$8,157	$10,913	$12,512	$15,767	$46,221	$251	$116,769
Current period gross charge-offs	$-	$-	$-	$-	$-	$38	$28	$-	$66

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

The Company had no loans classified doubtful or loss at June 30, 2025 or June 30, 2024. During the year ended June 30, 2025, the Company upgraded 10 commercial real estate relationships and 15 commercial relationships to pass, and 10 commercial real estate relationships and 5 commercial relationships were paid-off. This was offset by 14 commercial real estate relationships and 11 commercial relationships that were downgraded to classified from pass, due to the deterioration in the borrower cash flows and financial performance during the year end June 30, 2025. During the year ended June 30, 2024, the Company downgraded to classified from pass 17 commercial real estate relationships and 9 commercial loan relationships, due to the deterioration in the borrower cash flows and financial performance. This was offset by 4 commercial real estate relationships and 1 commercial relationship that were upgraded to pass, and 7 commercial real estate relationships and 2 commercial relationships that were paid-off during the year ended June 30, 2024. Management continues to monitor classified loan relationships closely.

Index
Individually Evaluated Loans

Loans individually evaluated had an amortized cost basis of $751,000 and $1.4 million, with an allowance for credit losses on loans of $549,000 and $662,000 at June 30, 2025 and 2024, respectively. At June 30, 2025, the amortized cost basis of collateral dependent loans was $751,000 for residential real estate loans. At June 30, 2024, the amortized cost basis of collateral dependent loans was $631,000 and $774,000 for commercial and residential real estate loans, respectively. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

Loan Modifications to Borrowers Experiencing Financial Difficulties

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

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted at the dates indicated:

	For the year ended June 30, 2025
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%	$2,522	0.24%
Total	$299		$2,522

	For the year ended June 30, 2024
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$3,948	0.43%	$130	0.01%
Consumer	19	0.39%	-	-%
Total	$3,967		$130

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the year ended June 30, 2025

Loan type	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average 12 months to the life of the loans	Interest rates were reduced by an average of 1.45%

For the year ended June 30, 2024

Loan type	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average 9 months to the life of the loans	Interest rates were reduced by an average of 1.75%
Consumer	Added a weighted-average 18 months to the life of the loan

Index
The Company closely monitors the performance of loans that have been modified. The loans that were modified during the prior twelve months ended June 30, 2025 and June 30, 2024, were all performing within their modified terms with no payment defaults.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At June 30, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$2,821	$-	$-	$-	$2,821
Total	$2,821	$-	$-	$-	$2,821

	At June 30, 2024
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$4,078	$-	$-	$-	$4,078
Consumer	19	-	-	-	19
Total	$4,097	$-	$-	$-	$4,097

Loans serving as collateral

Loans designated as qualified collateral and pledged for borrowing and stand-by letters of credit to the Federal Home Loan Bank of New York amounted to approximately $634.6 million and $601.6 million of its residential and commercial mortgage portfolios at June 30, 2025 and June 30, 2024, respectively.

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At June 30, 2025 and June 30, 2024, the Company had no foreclosed real estate.

Note 5. Premises and Equipment

A summary of premises and equipment at June 30, 2025 and 2024, is as follows:

(In thousands)	2025	2024
Land	$2,916	$2,916
Building and improvements	20,253	20,313
Furniture and equipment	5,014	4,263
Less: accumulated depreciation	(12,951)	(11,886)
Total premises and equipment	$15,232	$15,606

Depreciation expense was $1.1 million and $928,000 for the years ended June 30, 2025 and 2024, respectively.

Note 6. Deposits

Major classifications of deposits at June 30, 2025 and 2024 are summarized as follows:

(In thousands)	2025	2024
Noninterest-bearing deposits	$110,163	$125,442
Certificates of deposit	228,174	138,493
Savings deposits	246,488	252,362
Money market deposits	102,787	113,266
NOW deposits	1,952,223	1,759,659
Total deposits	$2,639,835	$2,389,222

Advance payments by borrowers for taxes and insurance totaled $10.1 million and $10.0 million at June 30, 2025 and 2024, respectively, which are included in savings deposits.

Index
The Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30.0% of total deposits, in the amount of $740.4 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $51.6 million and zero brokered deposits as of June 30, 2025 and 2024, respectively which was included in NOW accounts and certificates of deposits. The Company maintains and utilizes brokered deposits from several available sources as an alternative to borrowed funds, and uses the funds to support loan growth, overall liquidity and a higher cash position.

Related-party deposits were not material at June 30, 2025 and 2024.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2025.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$94,666	$38,114	$4,043	$19,607	$156,430
Certificates of deposit $250,000 or more	10,526	22,804	21,794	16,620	71,744
Total certificates of deposit	$105,192	$60,918	$25,837	$36,227	$228,174

Scheduled maturities of certificates of deposit at June 30, 2025 were as follows:

(In thousands)
The year ended June 30,
2026	$191,946
2027	13,653
2028	6,069
2029	851
2030	15,655
$228,174

Note 7. Borrowings

At June 30, 2025, the Bank had pledged approximately $634.6 million of its residential and commercial mortgage portfolios as collateral for borrowings and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $389.3 million at June 30, 2025, of which there were $4.2 million long-term fixed rate borrowings, $90.0 million irrevocable municipal letters of credit and $74.0 million in overnight borrowings outstanding at June 30, 2025. At June 30, 2024, the Bank had $115.3 million in overnight borrowings, $9.2 million in long-term fixed rate borrowings outstanding and $90.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0.0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At June 30, 2025, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027, and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028. At June 30, 2024, the Bank had a FHLB long-term fixed rate borrowing of $4.4 million at a stated rate of 5.7%, maturing September 2024, and a FHLB long-term fixed rate borrowing of $4.8 million at a stated rate of 5.2%, maturing March 2025.

The Bank pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At June 30, 2025, approximately $18.2 million of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window, of which there were zero borrowings outstanding. The Bank participated in the “Bank Term Funding Program” (“BTFP”) that was established by the Federal Reserve Bank to provide additional funding to eligible depository institutions to meet the needs of their depositors. The BTFP ended new borrowings on March 11, 2024. At June 30, 2024, there were zero overnight borrowings outstanding with the Federal Reserve Bank discount window and $25.0 million long-term borrowing at a stated rate of 4.8%, maturing in January 2025 outstanding with the BTFP.

Index
The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were zero borrowings outstanding with these lines of credit for the Bank at June 30, 2025 and June 30, 2024.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPAs”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months. These notes are callable on September 15, 2025. As June 30, 2025 and 2024, there were $20.0 million and $19.9 million of these SNPAs outstanding, net of issuance costs, respectively.

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. As June 30, 2025 and 2024, there were $29.9 million and $29.8 million of these SNPAs outstanding, net of issuance costs, respectively.

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

For regulatory purposes, the Company allocated the SNPAs to the Bank of Greene County to qualify as Tier 1 capital subject to a 25.0% of capital limitation under risk-based capital guidelines. The portion that exceeds 25.0% of capital limitation qualifies as Tier 2 capital.

At June 30, 2025, there were zero other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
Note 8. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2025 and 2024, are presented in the following table:

	Unrealized losses on securities available- for-sale	Pension benefits	Total
Balance - June 30, 2023	$(20,531)	$(877)	$(21,408)
Other comprehensive income before reclassification, net of tax	1,349	292	1,641
Amortization of pension actuarial losses recognized in other expense	-	77	77
Tax expense effect recognized in provision for income taxes	-	20	20
Net of tax	-	57	57
Other comprehensive income for the year ended June 30, 2024	1,349	349	1,698
Balance - June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification, net of tax	5,576	89	5,665
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	665	-	665
Tax expense effect recognized in provision for income taxes	178	-	178
Net of tax	487	-	487
Amortization of pension actuarial losses recognized in other expense	-	30	30
Tax expense effect recognized in provision for income taxes	-	8	8
Net of tax	-	22	22
Other comprehensive income for the year ended June 30, 2025	6,063	111	6,174
Balance - June 30, 2025	$(13,119)	$(417)	$(13,536)

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

Index
Information regarding the Pension Plan at June 30, 2025 and 2024 is as follows:

(In thousands)
Change in projected benefit obligation:	2025	2024
Benefit obligation at beginning of period	$4,119	$4,351
Interest cost	213	207
Actuarial loss	(1)	(198)
Benefits paid	(256)	(241)
Benefit obligation at June 30	4,075	4,119

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,654	4,474
Actual return on plan assets	348	421
Employer contributions	-	-
Benefits paid	(256)	(241)
Fair value of plan assets at June 30	4,746	4,654
Overfunded status at June 30 included in other liabilities	$(671)	$(535)

The Company does not anticipate that it will make any contributions during the year ended June 30, 2026.

The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Interest cost	$213	$207
Expected return on plan assets	(228)	(219)
Amortization of net loss	30	77
Effect of settlement	-	-
Net periodic pension expense	$15	$65

The accumulated benefit obligation for the pension plan was $4.1 million at June 30, 2025 and 2024, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024
Actuarial loss on plan assets and benefit obligations	$152	$476
Deferred tax expense	41	127
Net change in plan assets and benefit obligations recognized in other comprehensive income	$111	$349

Amounts recognized in our consolidated statements of financial condition related to our pension plan for the years ended June 30, 2025 and 2024 are as follows:

(In thousands)
Other liabilities:	2025	2024
Projected benefit obligation in (surplus) of fair value of pension plan	$(671)	$(535)
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(417)	$(528)

Index
The principal actuarial assumptions used were as follows:

Projected benefit obligation:	2025	2024
Discount rate	5.37%	5.30%
Net periodic pension expense:
Amortization period, in years	11	11
Discount rate	5.30%	4.90%
Expected long-term rate of return on plan assets	5.00%	5.00%

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

The weighted average asset allocation and fair value of our pension plan assets at June 30, 2025 and 2024 was as follows:

	2025		2024
(Dollars in thousands)	Fair Value		Fair Value
Money market	$1,382	29.1%	$-	-%
Mutual funds – fixed income	3,364	70.9	2,743	58.9
Mutual funds – equity	-	-	1,911	41.1
Total plan assets	$4,746	100.0%	$4,654	100.0%

The fair value of assets within the pension plan was determined utilizing a quoted price in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

The target allocation for investment in mutual funds is 100.0%, consisting of short-term and intermediate-term fixed income bond funds. This allocation is consistent with the Company’s goal of preserving capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. Asset rebalancing is performed on a quarterly basis, with adjustments made when the investment mix varies by more than 5.0% from the target.

Expected benefit payments under the pension plan over the next ten years at June 30, 2025 are as follows:

(In thousands)
2026	$248
2027	246
2028	243
2029	246
2030	264
2031-2035	1,404

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service. The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code. The provisions permit employees to contribute up to 50.0% of their total compensation on a pre-tax basis. The Bank of Greene County matches employee contributions dollar for dollar for the first 3.0% and then 50.0% of the employee contributions up to the next 3.0%. The Company contributions associated with the contribution plan amounted to $530,000 and $520,000 in the years ended June 30, 2025 and 2024, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after three years of service. During the years ended June 30, 2025 and 2024, the Board of Directors authorized the payment of $190,000 and $180,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2025 and 2024, respectively. ESOP expense was $194,000 and $186,000 for the years ended June 30, 2025 and 2024, respectively. There were no unearned shares at June 30, 2025 or 2024.

Index
Supplemental Executive Retirement Plan

On June 21, 2010, the Board of Directors of the Bank of Greene County adopted the Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan provides a benefit from the Bank upon retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”) to certain key senior executives of the Bank who are selected by the Board to participate. Accordingly, the SERP Plan obligates the Bank to make an allocation to each executive’s account on the first business day of each July and permits each executive to defer up to 50.0% of their base salary and 100.0% of their annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may, but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions based on the terms of their SERP Plan agreement, ranging from 10 to 20 years of service as defined in the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the Executive will vest in the present value of their account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP Plan for the years ended June 30, 2025 and 2024 were $2.4 million and $2.2 million, respectively, consisting primarily of service and interest costs. The total liability for the SERP was $17.6 million and $15.2 million as of June 30, 2025 and June 30, 2024, respectively, and is included in accrued expenses and other liabilities.

Note 10. Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long Term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2025 and 2024, the Plan had 16,000,000 options authorized, of which, 13,677,694 and 13,026,099 options had been granted, respectively. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”). A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee. The strike price will be the price established by the Committee, which will not be less than 100.0% of the book value of a share on a specified date, as determined under generally accepted accounting principles as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss). The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2025 and 2024 is as follows:

	2025	2024
Number of options outstanding at beginning of year	2,253,535	2,535,840
Options granted	651,595	672,095
Options forfeited	(14,000)	(4,000)
Options paid in cash upon vesting	(1,019,540)	(950,400)
Number of options outstanding at period end	1,871,590	2,253,535

(In thousands)	2025	2024
Cash paid out on options vested	$4,249	$4,210
Compensation expense recognized	3,095	3,429

The total liability for the long-term incentive plan was $4.4 million and $5.5 million at June 30, 2025 and 2024, respectively, and is included in accrued expenses and other liabilities.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2025 and 2024.

	2025	2024
Net income	$31,138,000	$24,769,000
Weighted average shares – basic	17,026,828	17,026,828
Weighted average shares – dilute	17,026,828	17,026,828

Earnings per share – basic	$1.83	$1.45
Earnings per share – diluted	$1.83	$1.45

Note 12. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2025 and 2024:

(In thousands)	2025	2024
Current expense:
Federal	$3,238	$2,075
State	996	49
Total current expense	4,234	2,124
Deferred benefit	(706)	(74)
Total provision for income taxes	$3,528	$2,050

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2025 and 2024:

	2025	2024
Tax based on federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	2.14	(0.44)
Tax-exempt income	(11.71)	(12.61)
Other, net	(1.25)	(0.31)
Total income tax expense	10.18%	7.64%

Index
The components of the deferred tax assets and liabilities at June 30, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$5,531	$5,272
Allowance for credit losses on unfunded commitments	474	334
Unrealized losses on securities	4,694	6,926
Other benefit plans	5,108	5,345
Lease liability	632	577
Other	382	94
Total deferred tax assets	16,821	18,548

Deferred tax liabilities:
Depreciation	1,204	1,188
Net loan costs	1,296	1,261
Real estate investment trust income	2,990	3,313
Lease right of use asset	610	554
Pension benefits	179	143
Other	-	-
Total deferred tax liabilities	6,279	6,459
Net deferred tax asset included in prepaid expenses and other assets	$10,542	$12,089

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

As of June 30, 2025 and 2024, the Company did not have any uncertain tax positions. The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2025, the Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2025, tax years ended June 30, 2022 through June 30, 2025, remain open and are subject to Federal, New York and Massachusetts State taxing authority examinations.

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

Index
The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2025 and 2024:

(In thousands)	2025	2024
Unfunded loan commitments	$164,348	$107,966
Unused lines of credit	110,943	99,176
Standby letters of credit	793	754
Total credit-related financial instruments with off-balance sheet risk	$276,084	$207,896

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At June 30, 2025, the allowance for credit losses on unfunded commitments totaled $1.8 million as compared to $1.3 million at June 30, 2024, an increase of $522,000, or 0.2%. Provision for credit losses on unfunded commitments amounted to a charge of $522,000 and a benefit of $274,000 for the years ended June 30, 2025 and 2024, respectively. The provision for the year ended June 30, 2025, was primarily attributable to growth in commercial real estate loan commitments and an increase in the unfunded balance of commercial construction loans and home equity lines of credits.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	June 30, 2025
Gross investment in solar tax credit investments	$2,586
Accumulated amortization	(2,586)
Net investment in solar tax credit investments	$-

Unfunded commitments for solar tax credit investments	$6,381

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable and other assets within the Company’s consolidated statements of financial condition, and represents the Company’s maximum exposure to loss.

There were no solar tax credit investments at June 30, 2024.

Index
Note 15. Derivative Instruments

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

The following table present the notional amount and fair values of interest rate derivative positions:

	At June 30, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$140,777	$4,733	Other liabilities	$140,777	$4,733
Less cash collateral			-	Other liabilities		(4,280)
Total after netting			$4,733			$453

	At June 30, 2024
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$50,707	$585	Other liabilities	$50,707	$585
Less cash collateral			-	Other liabilities		(410)
Total after netting			$585			$175

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to ten years. The Company’s credit exposure transferred out was $506,000 and $105,000 as of June 30, 2025 and 2024, respectively. The Company transferred out RPAs with a notional amount of $18.9 million and $8.0 million as of June 30, 2025 and 2024, respectively.

Index
RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between two to twelve years. The credit exposure associated with risk participations-ins was $1.0 million and $276,000 as of June 30, 2025 and 2024, respectively. The Company held RPAs with a notional amount of $130.9 million and $112.3 million as of June 30, 2025 and 2024, respectively.

Note 16. Operating Leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

The following includes quantitative data related to the Company’s operating leases as of June 30, 2025 and 2024:

(In thousands)
Operating lease amounts:	2025	2024
Right-of-use assets	$2,284	$2,071
Lease liabilities	$2,366	$2,159

Other information:
Operating outgoing cash flows from operating leases	$502	$471
Right-of-use assets obtained in exchange for new operating lease liabilities	$648	$251

(In thousands)
Lease costs	2025	2024
Operating lease cost	$454	$426
Variable lease cost	$44	$44

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2025:

(In thousands, except weighted-average information)
Within the twelve months ended June 30,
2026	$556
2027	534
2028	463
2029	319
2030	298
Thereafter	487
Total undiscounted cash flow	2,657
Less net present value adjustment	(291)
Lease liability	$2,366

	2025	2024
Weighted-average remaining lease term (years)	5.79	5.20
Weighted-average discount rate	3.56%	3.03%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of condition.

Index
Note 17. Concentrations of Credit Risk

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

Note 18. Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2025 and 2024 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,453	$-	$10,453	$-
U.S. government sponsored enterprises	11,644	-	11,644	-
State and political subdivisions	209,844	-	209,844	-
Mortgage-backed securities-residential	31,587	-	31,587	-
Mortgage-backed securities-multi-family	74,597	-	74,597	-
Corporate debt securities	17,937	-	17,937	-
Securities available-for-sale	356,062	-	356,062	-
Equity securities	402	402	-	-
Interest rate swaps	4,733	-	4,733	-
Total	$361,197	$402	$360,795	$-

Liabilities:
Interest rate swaps	$4,733	$-	$4,733	$-
Total	$4,733	$-	$4,733	$-

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$41,195	$-	$41,195	$-
U.S. government sponsored enterprises	10,974	-	10,974	-
State and political subdivisions	170,669	-	170,669	-
Mortgage-backed securities-residential	36,575	-	36,575	-
Mortgage-backed securities-multi-family	72,300	-	72,300	-
Corporate debt securities	18,288	-	18,288	-
Securities available-for-sale	350,001	-	350,001	-
Equity securities	328	328	-	-
Interest rate swaps	585	-	585	-
Total	$350,914	$328	$350,586	$-

Liabilities:
Interest rate swaps	$585	$-	$585	$-
Total	$585	$-	$585	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations. Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans individually evaluated for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses amounting to approximately 45.0%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans individually evaluated are classified as Level 3.

Index
Fair values for foreclosed real estate are initially recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Values are derived from appraisals, similar to loans individually evaluated for expected credit loss, of underlying collateral. Any write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidations expenses amounting to approximately 45.0%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

		June 30, 2025		June 30, 2024
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans individually evaluated	3	$751	$202	$1,405	$662

No other financial assets or liabilities were re-measured during the year on a nonrecurring basis.

The carrying amounts reported in the statements of financial condition for total cash and cash equivalents, long-term certificates of deposit, accrued interest receivable and accrued interest payable approximate their fair values. Fair values of securities are based on quoted market prices (Level 1), where available, or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restricted nature. The fair values for loans are measured using the “exit price” notion which is a reasonable estimate of what another party might pay in an orderly transaction. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying value. Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values disclosed for demand and savings deposits are equal to carrying amounts at the reporting date. The carrying amounts for variable rate money market deposits approximate fair values at the reporting date. Fair values for long-term certificates of deposit are estimated using discounted cash flows and interest rates currently being offered in the market on similar certificates. Fair value for Federal Home Loan Bank long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings. The carrying value of short-term Federal Home Loan Bank borrowings approximates its fair value. Fair value for subordinated notes payable is estimated based on a discounted cash flow methodology or observations of recent highly-similar transactions. Fair value for interest rate swaps include any accrued interest and are valued using the present value of cash flows discounted using observable forward rate assumptions. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

The carrying amounts and estimated fair value of financial instruments are as follows:

	June 30, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$183,078	$183,078	$183,078	$-	$-
Long-term certificate of deposit	1,425	1,421	-	1,421	-
Securities available-for-sale	356,062	356,062	-	356,062	-
Securities held-to-maturity	776,147	738,134	-	738,134	-
Equity securities	402	402	402	-	-
Federal Home Loan Bank stock	5,504	5,504	-	5,504	-
Net loans receivable	1,607,260	1,536,150	-	-	1,536,150
Accrued interest receivable	16,381	16,381	-	16,381	-
Interest rate swap asset	4,733	4,733	-	4,733	-

Deposits	2,639,835	2,639,246	-	2,639,246	-
Borrowings	78,189	78,346	-	78,346	-
Subordinated notes payable, net	49,867	48,485	-	48,485	-
Accrued interest payable	1,271	1,271	-	1,271	-
Interest rate swap liability	4,733	4,733	-	4,733	-

Index

	June 30, 2024		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$190,395	$190,395	$190,395	$-	$-
Long-term certificate of deposit	2,831	2,760	-	2,760	-
Securities available-for-sale	350,001	350,001	-	350,001	-
Securities held-to-maturity	690,354	630,241	-	630,241	-
Equity securities	328	328	328	-	-
Federal Home Loan Bank stock	7,296	7,296	-	7,296	-
Net loans receivable	1,480,229	1,387,325	-	-	1,387,325
Accrued interest receivable	14,269	14,269	-	14,269	-
Interest rate swap asset	585	585	-	585	-

Deposits	2,389,222	2,388,305	-	2,388,305	-
Borrowings	149,456	149,438	-	149,438	-
Subordinated notes payable, net	49,681	46,114	-	46,114	-
Accrued interest payable	1,551	1,551	-	1,551	-
Interest rate swap liability	585	585	-	585	-

Note 19. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital to risk-weighted assets and a Leverage Ratio of Tier 1 capital to average assets. The rules also require unrealized gains and losses on certain security holdings “available-for-sale” to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. In addition to maintaining minimum capital ratios, the Bank and Commercial Bank are subject to a capital conservation buffer (“Buffer”) of 2.50% above the minimum to avoid restriction on capital distributions and certain discretionary bonus payments. Management believes that, as of June 30, 2025, the Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Index
Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2025, the most recent notification from regulators categorized the Bank and Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed either Bank’s category.

(Dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions		Capital conservation buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2025:
Total risk-based capital	$293,952	16.6%	$141,305	8.0%	$176,632	10.0%	8.64%	2.50%
Tier 1 risk-based capital	271,869	15.4	105,979	6.0	141,305	8.0	9.39	2.50
Common equity tier 1 capital	271,869	15.4	79,484	4.5	114,811	6.5	10.89	2.50
Tier 1 leverage ratio	271,869	9.2	117,646	4.0	147,057	5.0	5.24	2.50

As of June 30, 2024:
Total risk-based capital	$273,460	17.1%	$127,873	8.0%	$159,841	10.0%	9.11%	2.50%
Tier 1 risk-based capital	253,468	15.9	95,905	6.0	127,873	8.0	9.86	2.50
Common equity tier 1 capital	253,468	15.9	71,929	4.5	103,897	6.5	11.36	2.50
Tier 1 leverage ratio	253,468	9.3	109,102	4.0	136,378	5.0	5.29	2.50

Greene County Commercial Bank
As of June 30, 2025:
Total risk-based capital	$122,243	46.9%	$20,871	8.0%	$26,089	10.0%	38.86%	2.50%
Tier 1 risk-based capital	122,243	46.9	15,654	6.0	20,871	8.0	40.86	2.50
Common equity tier 1 capital	122,243	46.9	11,740	4.5	16,958	6.5	42.36	2.50
Tier 1 leverage ratio	122,243	9.1	53,543	4.0	66,929	5.0	5.13	2.50

As of June 30, 2024:
Total risk-based capital	$110,319	49.5%	$17,830	8.0%	$22,288	10.0%	41.50%	2.50%
Tier 1 risk-based capital	110,319	49.5	13,373	6.0	17,830	8.0	43.50	2.50
Common equity tier 1 capital	110,319	49.5	10,029	4.5	14,487	6.5	45.00	2.50
Tier 1 leverage ratio	110,319	9.1	48,385	4.0	60,481	5.0	5.12	2.50

Index
Note 20. Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc., for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2025 and 2024
(In thousands)

ASSETS	2025	2024
Cash and cash equivalents	$30,925	$22,469
Investment in subsidiaries	258,333	233,758
Prepaid expenses and other assets	40	38
Total assets	$289,298	$256,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable, net	$49,867	$49,681
Accrued expenses and other liabilities	594	584
Total liabilities	50,461	50,265
Total shareholders’ equity	238,837	206,000
Total liabilities and shareholders’ equity	$289,298	$256,265

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2025 and 2024
(In thousands)

	2025	2024
INCOME:
Equity in undistributed net income of subsidiaries	$18,401	$19,096
Dividend distributed by subsidiary	15,000	8,000
Interest-earning deposits	19	13
Other income	-	15
Total Income	33,420	27,124

OPERATING EXPENSES:
Legal fees	94	98
Interest on borrowings	1,850	1,850
Other expense	338	407
Total operating expenses	2,282	2,355
Net income	$31,138	$24,769

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2025 and 2024
(In thousands)

Cash flow from operating activities:	2025	2024
Net Income	$31,138	$24,769
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(18,401)	(19,096)
Amortization of subordinated debt issuance costs	186	186
Net (increase) decrease in prepaid expenses and other assets	(2)	55
Net increase (decrease) in total liabilities	10	(27)
Net cash provided by operating activities	12,931	5,887

Cash flows from financing activities:
Payment of cash dividends	(4,475)	(3,240)
Net cash used by financing activities	(4,475)	(3,240)

Net increase in cash and cash equivalents	8,456	2,647
Cash and cash equivalents at beginning of year	22,469	19,822
Cash and cash equivalents at end of year	$30,925	$22,469

Note 21. Subsequent events

On July 16, 2025, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share which represents an 11.1% increase from the previous annual cash dividend rate of $0.36 per share. The dividend was payable to stockholders of record as of August 15, 2025, and was paid on August 29, 2025. Greene County Bancorp, MHC waived its receipt of this dividend.

Index
ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.
Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting appears in Part II, Item 8 of this Report.

ITEM 9B.
Other Information

None.

ITEM 9C.
Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.
Directors, Executive Officers and Corporate Governance

The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities that applies to all personnel and its subsidiaries, including directors, officers and employees. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K.

The remaining information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

ITEM 11.
Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

ITEM 13.
Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

ITEM 14.
Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2025 fiscal year end.

Index
PART IV

ITEM 15.
Exhibits and Financial Statement Schedules

(a)(1)
The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:

Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2025 and 2024
Consolidated Statements of Income for the years ended June 30, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended June 30, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2025 and 2024
Notes to Consolidated Financial Statements
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

Index

19.	Greene County Bancorp, Inc. Insider Trading Policy

21.	Subsidiaries of Greene County Bancorp, Inc.

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.	Greene County Bancorp, Inc. Clawback Policy

101	The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.
Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 5, 2025	By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 5, 2025

By: /s/ Nick Barzee
Nick Barzee
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 5, 2025

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Chairman of the Board
Date: September 5, 2025

By: /s/ David H. Jenkins
David H. Jenkins, DVM
Director
Date: September 5, 2025

By: /s/ Peter W. Hogan, CPA
Peter W. Hogan, CPA
Director
Date: September 5, 2025

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date: September 5, 2025

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Director
Date: September 5, 2025

By: /s/ Christopher Cannucciari
Christopher Cannucciari
Director
Date: September 5, 2025

By: /s/ Tejraj S. Hada
Tejraj S. Hada
Director
Date: September 5, 2025