Form 10-Q
period 2025-09-30
GREENE COUNTY BANCORP INC
filed 2025-11-07
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

As of November 6, 2025, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

Index

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2025 and June 30, 2025
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2025	June 30, 2025
Cash and due from banks	$27,373	$12,788
Interest-bearing deposits	127,194	170,290
Total cash and cash equivalents	154,567	183,078

Long-term certificates of deposit	1,425	1,425
Securities available-for-sale, at fair value	350,073	356,062
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $599 and $548 at September 30, 2025 and June 30, 2025	787,132	776,147
Equity securities, at fair value	391	402
Federal Home Loan Bank stock, at cost	2,311	5,504

Loans receivable	1,670,847	1,627,406
Allowance for credit losses on loans	(21,292)	(20,146)
Net loans receivable	1,649,555	1,607,260

Premises and equipment, net	15,355	15,232
Bank-owned life insurance	60,447	59,795
Accrued interest receivable	17,321	16,381
Prepaid expenses and other assets	19,968	19,323
Total assets	$3,058,545	$3,040,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$122,871	$110,163
Interest-bearing deposits	2,600,316	2,529,672
Total deposits	2,723,187	2,639,835

Borrowings, short-term	-	74,000
Borrowings, long-term	4,189	4,189
Subordinated notes payable, net	49,904	49,867
Accrued expenses and other liabilities	33,089	33,881
Total liabilities	2,810,369	2,801,772

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at September 30, 2025 and June 30, 2025; Outstanding – 17,026,828 shares at September 30, 2025, and June 30, 2025	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	249,492	241,403
Accumulated other comprehensive loss	(12,286)	(13,536)
Treasury stock, at cost 195,852 shares at September 30, 2025 and June 30, 2025	(908)	(908)
Total shareholders’ equity	248,176	238,837
Total liabilities and shareholders’ equity	$3,058,545	$3,040,609

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands, except share and per share amounts)

	2025	2024
Interest income:
Loans	$21,973	$19,243
Investment securities - tax exempt	5,266	4,468
Investment securities - taxable	3,910	3,369
Interest-bearing deposits and federal funds sold	474	689
Total interest income	31,623	27,769

Interest expense:
Interest on deposits	13,363	13,806
Interest on borrowings	740	827
Total interest expense	14,103	14,633

Net interest income	17,520	13,136
Provision for credit losses	1,257	634
Net interest income after provision for credit losses	16,263	12,502

Noninterest income:
Service charges on deposit accounts	1,298	1,226
Debit card fees	1,100	1,101
Investment services	277	248
E-commerce fees	27	37
Bank-owned life insurance	652	648
Other operating income	632	477
Total noninterest income	3,986	3,737

Noninterest expense:
Salaries and employee benefits	6,156	5,878
Occupancy expense	653	636
Equipment and furniture expense	205	150
Service and data processing fees	787	767
Computer software, supplies and support	440	355
Advertising and promotion	100	77
FDIC insurance premiums	367	322
Legal and professional fees	406	364
Other	947	1,001
Total noninterest expense	10,061	9,550

Income before provision for income taxes	10,188	6,689
Provision for income taxes	1,318	428
Net income	$8,870	$6,261

Basic and diluted earnings per share	$0.52	$0.37
Basic and diluted average shares outstanding	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands)

	2025	2024
Net income	$8,870	$6,261
Other comprehensive income:
Unrealized holding gains on securities available-for-sale, gross	1,707	7,602
Tax effect	457	2,032
Unrealized holding gains on securities available-for-sale, net	1,250	5,570

Total other comprehensive income, net of taxes	1,250	5,570

Comprehensive income	$10,120	$11,831

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity

Balance at June 30, 2025	$1,722	$10,156	$241,403	$(13,536)	$(908)	$238,837
Dividends declared			(781)			(781)
Net income			8,870			8,870
Other comprehensive income, net of taxes				1,250		1,250
Balance at September 30, 2025	$1,722	$10,156	$249,492	$(12,286)	$(908)	$248,176

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity

Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(1,533)			(1,533)
Net income			6,261			6,261
Other comprehensive income, net of taxes				5,570		5,570
Balance at September 30, 2024	$1,722	$10,156	$219,468	$(14,140)	$(908)	$216,298

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands)

	2025	2024
Cash flows from operating activities:
Net income	$8,870	$6,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279	261
Deferred income tax benefit	(252)	(543)
Net accretion of investment premiums and discounts	(126)	(287)
Net amortization of deferred loan costs and fees	108	83
Amortization of subordinated debt issuance costs	37	46
Provision for credit losses	1,257	634
Bank-owned life insurance income	(652)	(648)
Net loss (gain) on equity securities	11	(11)
Net increase in accrued income taxes	1,201	647
Net increase in accrued interest receivable	(940)	(640)
Net increase in prepaid expenses and other assets	(1,559)	(2,165)
Net decrease in accrued expenses and other liabilities	(1,284)	(1,488)
Net cash provided by operating activities	6,950	2,150

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	66,523	55,515
Purchases of securities	(60,145)	(89,688)
Proceeds from principal payments on securities	1,331	27,634
Securities held-to-maturity:
Proceeds from maturities	13,688	11,268
Purchases of securities	(33,156)	(25,500)
Proceeds from principal payments on securities	8,545	2,589
Net redemption of Federal Home Loan Bank Stock	3,193	2,501
Maturity of long-term certificates of deposit	-	250
Net increase in loans receivable	(43,609)	(1,936)
Purchases of premises and equipment	(402)	(153)
Net cash used in investing activities	(44,032)	(17,520)

Cash flows from financing activities:
Net repayment in short-term advances	(74,000)	(52,300)
Repayment of long-term advances	-	(4,375)
Payment of cash dividends	(781)	(1,533)
Net increase in deposits	83,352	96,652
Net cash provided by financing activities	8,571	38,444

Net (decrease) increase in cash and cash equivalents	(28,511)	23,074
Cash and cash equivalents at beginning of period	183,078	190,395
Cash and cash equivalents at end of period	$154,567	$213,469

Cash paid during period for:
Interest	$14,696	$14,752
Income taxes	$271	$324

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Consolidated Financial Statements
At and for the Three Months Ended September 30, 2025 and 2024

(1)
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2025 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, the Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three months ended September 30, 2025 and 2024 are unaudited.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. To the extent that information and notes required by GAAP for complete financial statements are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three months ended September 30, 2025, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2026. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At September 30, 2025, the Company operated 18 full-service banking offices, lending centers, an operations center, customer call center, administration center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”) on loans and on unfunded commitments.

Index
(2)
Recent Accounting Pronouncements

Accounting Standards Issued Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the Securities and Exchange Commission (“SEC”)’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded. The new guidance is intended to align GAAP requirements with those of the SEC. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. Early adoption is not permitted. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40), which will require enhanced disaggregation of certain expense categories in the notes to the financial statements. The disclosure will require certain income statement expenses including employee compensation, depreciation and intangible asset amortization. The ASU is effective for annual reporting periods beginning after December 15, 2026, and early adoption is permitted. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

(3)
Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At September 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,811	$-	$272	$10,539
U.S. government sponsored enterprises	13,026	-	1,274	11,752
State and political subdivisions	202,072	1,369	-	203,441
Mortgage-backed securities-residential	33,155	286	2,741	30,700
Mortgage-backed securities-multi-family	88,776	-	13,240	75,536
Corporate debt securities	18,430	84	409	18,105
Total securities available-for-sale	$366,270	$1,739	$17,936	$350,073

	At June 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,815	$-	$362	$10,453
U.S. government sponsored enterprises	13,029	-	1,385	11,644
State and political subdivisions	208,450	1,394	-	209,844
Mortgage-backed securities-residential	34,382	212	3,007	31,587
Mortgage-backed securities-multi-family	88,874	-	14,277	74,597
Corporate debt securities	18,416	81	560	17,937
Total securities available-for-sale	$373,966	$1,687	$19,591	$356,062

(1)
Amortized cost excludes accrued interest receivable of $4.3 million and $4.5 million at September 30, 2025 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale as of quarter ended September 30, 2025 and June 30, 2025, as each of the securities in the portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At September 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$15,864	$-	$754	$15,110	$-	$15,864
State and political subdivisions	470,827	12,547	25,577	457,797	52	470,775
Mortgage-backed securities-residential	141,161	2,172	2,124	141,209	-	141,161
Mortgage-backed securities-multi-family	126,651	-	10,803	115,848	-	126,651
Corporate debt securities	33,200	140	1,429	31,911	546	32,654
Other securities	28	-	-	28	1	27
Total securities held-to-maturity	$787,731	$14,859	$40,687	$761,903	$599	$787,132

	At June 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$15,850	$-	$868	$14,982	$-	$15,850
State and political subdivisions	460,959	8,938	32,028	437,869	40	460,919
Mortgage-backed securities-residential	138,468	1,388	2,327	137,529	-	138,468
Mortgage-backed securities-multi-family	130,119	-	11,963	118,156	-	130,119
Corporate debt securities	31,270	55	1,756	29,569	507	30,763
Other securities	29	-	-	29	1	28
Total securities held-to-maturity	$776,695	$10,381	$48,942	$738,134	$548	$776,147

(1)
Amortized cost excludes accrued interest receivable of $5.8 million and $4.9 million at September 30, 2025 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities, to account for expected lifetime credit loss using the Current Expected Credited Losses (“CECL”) methodology.

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of September 30, 2025, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

Index
The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

	For the three months ended September 30,
(In thousands)	2025	2024
Balance at beginning of period	$548	$483
Provision (benefit) for credit losses	51	(17)
Balance at end of period	$599	$466

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025.

	Less than 12 Months			More than 12 Months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$-	$-	-	$10,296	$272	5	$10,296	$272	5
U.S. government sponsored enterprises	-	-	-	11,752	1,274	5	11,752	1,274	5
State and political subdivisions	-	-	-	43	-	1	43	-	1
Mortgage-backed securities-residential	-	-	-	20,460	2,741	18	20,460	2,741	18
Mortgage-backed securities-multi-family	-	-	-	75,536	13,240	30	75,536	13,240	30
Corporate debt securities	456	44	1	15,623	365	10	16,079	409	11
Total securities available-for-sale	456	44	1	133,710	17,892	69	134,166	17,936	70
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	15,110	754	5	15,110	754	5
State and political subdivisions	10,189	271	55	225,504	25,306	1,404	235,693	25,577	1,459
Mortgage-backed securities-residential	1,854	7	2	35,064	2,117	29	36,918	2,124	31
Mortgage-backed securities-multi-family	-	-	-	115,849	10,803	44	115,849	10,803	44
Corporate debt securities	457	43	1	20,064	1,386	15	20,521	1,429	16
Total securities held-to-maturity	12,500	321	58	411,591	40,366	1,497	424,091	40,687	1,555
Total securities	$12,956	$365	59	$545,301	$58,258	1,566	$558,257	$58,623	1,625

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

Index
There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2025 and 2024. During the three months ended September 30, 2025 and 2024, there were no sales of securities and no gains or losses were recognized.

The estimated fair values of debt securities at September 30, 2025, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$207,808	$209,038
After one year through five years	28,031	27,310
After five years through ten years	8,500	7,489
After ten years	-	-
Total securities available-for-sale	244,339	243,837
Mortgage-backed securities	121,931	106,236
Total securities available-for-sale	366,270	350,073

Securities held-to-maturity
Within one year	57,765	58,088
After one year through five years	168,811	170,690
After five years through ten years	211,205	198,680
After ten years	82,138	77,388
Total securities held-to-maturity	519,919	504,846
Mortgage-backed securities	267,812	257,057
Total securities held-to-maturity	787,731	761,903
Total securities	$1,154,001	$1,111,976

At September 30, 2025 and June 30, 2025, securities with an aggregate fair value of $991.7 million and $1.0 billion, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At September 30, 2025 and June 30, 2025, securities with an aggregate fair value of $18.4 million and $18.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three months ended September 30, 2025 or 2024.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three months ended September 30, 2025 or 2024.

Index
(4)
Loans and Allowance for Credit Losses on Loans

Loan segments are summarized below as of the dates indicated:

(In thousands)	September 30, 2025	June 30, 2025
Residential real estate	$416,463	$417,719
Commercial real estate	1,086,848	1,054,504
Home equity	37,221	34,103
Consumer	4,336	4,311
Commercial	125,979	116,769
Total gross loans(1)(2)	1,670,847	1,627,406
Allowance for credit losses on loans	(21,292)	(20,146)
Loans receivable, net	$1,649,555	$1,607,260

(1)
Loan balances include net deferred fees/(costs) of ($583,000) and ($567,000) at September 30, 2025 and June 30, 2025, respectively.
(2)
Loan balances exclude accrued interest receivable of $7.2 million and $7.0 million at September 30, 2025 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.6 million at September 30, 2025, of which there were six residential real estate loans totaling $1.1 million and one commercial real estate loan totaling $142,000 in the process of foreclosure. Included in non-accrual loans were $1.8 million of loans which were less than 90 days past due at September 30, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. The activity in non-performing loans during the period included $134,000 in loan repayments, $1,600 in charge-offs or transfers to foreclosure, and $637,000 of loans placed into nonperforming status.

The following table sets forth information regarding delinquent and/or non-accrual loans as of September 30, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$821	$1,300	$2,121	$414,342	$416,463	$2,630
Commercial real estate	-	32	347	379	1,086,469	1,086,848	600
Home equity	10	-	29	39	37,182	37,221	221
Consumer	42	2	-	44	4,292	4,336	-
Commercial	-	48	110	158	125,821	125,979	110
Total gross loans	$52	$903	$1,786	$2,741	$1,668,106	$1,670,847	$3,561

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$775	$1,362	$2,137	$415,582	$417,719	$2,265
Commercial real estate	-	209	367	576	1,053,928	1,054,504	628
Home equity	85	13	30	128	33,975	34,103	30
Consumer	20	3	2	25	4,286	4,311	2
Commercial	-	-	106	106	116,663	116,769	135
Total gross loans	$105	$1,000	$1,867	$2,972	$1,624,434	$1,627,406	$3,060

Index
The Company had no accruing loans delinquent 90 days or more at September 30, 2025 and June 30, 2025.

Allowance for Credit Losses on Loans

The allowance for credit losses (“ACL”) for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans individually evaluated and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the ACL on loans for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one year percent change in national GDP and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the ACL for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if an ACL on loans is required. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans individually evaluated, and/or changes in management’s assessment of the qualitative factors.

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended September 30, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146
Charge-offs	-	-	-	(94)	-	(94)
Recoveries	-	1	-	33	-	34
Provision	87	855	51	39	174	1,206
Balance at September 30, 2025	$4,700	$13,470	$311	$359	$2,452	$21,292

	Activity for the three months ended September 30, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(77)	(6)	(145)
Recoveries	2	1	-	19	9	31
Provision	280	434	33	12	(108)	651
Balance at September 30, 2024	$4,475	$12,648	$232	$454	$1,972	$19,781

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

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the three months ended September 30, 2025:

	At September 30, 2025
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2026	2025	2024	2023	2022	Prior
Residential real estate
By payment activity status:
Performing	$8,357	$44,125	$54,851	$55,652	$82,911	$167,937	$-	$-	$413,833
Non-performing	-	-	-	-	55	2,575	-	-	2,630
Total residential real estate	8,357	44,125	54,851	55,652	82,966	170,512	-	-	416,463
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	33,836	205,167	125,380	173,171	226,434	289,038	3,366	254	1,056,646
Special mention	-	-	479	1,327	651	3,540	-	-	5,997
Substandard	-	-	-	9,009	160	14,962	-	74	24,205
Total commercial real estate	33,836	205,167	125,859	183,507	227,245	307,540	3,366	328	1,086,848
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	607	2,687	4,435	2,254	217	1,120	25,557	123	37,000
Non-performing	-	-	-	-	-	12	209	-	221
Total home equity	607	2,687	4,435	2,254	217	1,132	25,766	123	37,221
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	881	1,149	1,185	605	273	172	71	-	4,336
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	881	1,149	1,185	605	273	172	71	-	4,336
Current period gross charge-offs	86	8	-	-	-	-	-	-	94

Commercial
By internally assigned grade:
Pass	11,546	11,110	10,175	7,749	4,355	26,110	47,620	-	118,665
Special mention	-	-	-	-	40	293	148	-	481
Substandard	-	-	-	11	6,247	547	4	24	6,833
Total Commercial	$11,546	$11,110	$10,175	$7,760	$10,642	$26,950	$47,772	$24	$125,979
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

The Company had no loans classified doubtful or loss at September 30, 2025 or June 30, 2025. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At September 30, 2025, the allowance for credit losses on unfunded commitments totaled $1.5 million as compared to $1.8 million at June 30, 2025.

Index
Individually Evaluated Loans

Loans individually evaluated had an amortized cost basis of $1.2 million and $751,000, with an allowance for credit losses on loans of $555,000 and $549,000 at September 30, 2025 and June 30, 2025, respectively. At September 30, 2025, the amortized cost basis of collateral dependent loans was $1.0 million for residential real estate loans and $179,000 for home equity loans. At June 30, 2025, the amortized cost basis of collateral dependent loans was $751,000 for residential real estate loans. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

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

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the three months ended September 30, 2025
	Term extension
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$74	0.01%
Total	$74

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended September 30, 2025
Loan type	Term extension
Commercial real estate	39-month term extension

There were no loans during the three months ended September 30, 2024 that were modified to borrowers experiencing financial difficulty.

The Company closely monitors the performance of loans that have been modified. The loans that were modified during the prior twelve months ended September 30, 2025, were all performing within their modified terms with no payment defaults.

The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At September 30, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$2,872	$-	$-	$-	$2,872
Total	$2,872	$-	$-	$-	$2,872

	At September 30, 2024
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$4,077	$-	$-	$-	$4,077
Consumer	18	-	-	-	18
Total	$4,095	$-	$-	$-	$4,095

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At September 30, 2025 and June 30, 2025, the Company had no foreclosed real estate.

Index
(5)
Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2025 and June 30, 2025 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,539	$-	$10,539	$-
U.S. government sponsored enterprises	11,752	-	11,752	-
State and political subdivisions	203,441	-	203,441	-
Mortgage-backed securities-residential	30,700	-	30,700	-
Mortgage-backed securities-multi-family	75,536	-	75,536	-
Corporate debt securities	18,105	-	18,105	-
Securities available-for-sale	350,073	-	350,073	-
Equity securities	391	391	-	-
Interest rate swaps	5,655	-	5,655	-
Total	$356,119	$391	$355,728	$-

Liabilities:
Interest rate swaps	$5,655	$-	$5,655	$-
Total	$5,655	$-	$5,655	$-

Index

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,453	$-	$10,453	$-
U.S. government sponsored enterprises	11,644	-	11,644	-
State and political subdivisions	209,844	-	209,844	-
Mortgage-backed securities-residential	31,587	-	31,587	-
Mortgage-backed securities-multi-family	74,597	-	74,597	-
Corporate debt securities	17,937	-	17,937	-
Securities available-for-sale	356,062	-	356,062	-
Equity securities	402	402	-	-
Interest rate swaps	4,733	-	4,733	-
Total	$361,197	$402	$360,795	$-

Liabilities:
Interest rate swaps	$4,733	$-	$4,733	$-
Total	$4,733	$-	$4,733	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations. Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans individually evaluated for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 21.0% to 76.0%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

Fair values for foreclosed real estate are initially recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Values are derived from appraisals, similar to loans individually evaluated for expected credit loss, of underlying collateral. Any write-downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

		September 30, 2025		June 30, 2025
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans evaluated individually	3	$1,185	630	$751	$202

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

The carrying amounts and estimated fair value of financial instruments are as follows:

	September 30, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$154,567	$154,567	$154,567	$-	$-
Long-term certificate of deposit	1,425	1,428	-	1,428	-
Securities available-for-sale	350,073	350,073	-	350,073	-
Securities held-to-maturity	787,132	761,903	-	761,903	-
Equity securities	391	391	391	-	-
Federal Home Loan Bank stock	2,311	2,311	-	2,311	-
Net loans receivable	1,649,555	1,582,569	-	-	1,582,569
Accrued interest receivable	17,321	17,321	-	17,321	-
Interest rate swap asset	5,655	5,655	-	5,655	-

Deposits	2,723,187	2,722,868	-	2,722,868	-
Borrowings	4,189	4,214	-	4,214	-
Subordinated notes payable, net	49,904	49,098	-	49,098	-
Accrued interest payable	678	678	-	678	-
Interest rate swap liability	5,655	5,655	-	5,655	-

	June 30, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$183,078	$183,078	$183,078	$-	$-
Long-term certificate of deposit	1,425	1,421	-	1,421	-
Securities available-for-sale	356,062	356,062	-	356,062	-
Securities held-to-maturity	776,147	738,134	-	738,134	-
Equity securities	402	402	402	-	-
Federal Home Loan Bank stock	5,504	5,504	-	5,504	-
Net loans receivable	1,607,260	1,536,150	-	-	1,536,150
Accrued interest receivable	16,381	16,381	-	16,381	-
Interest rate swap asset	4,733	4,733	-	4,733	-

Deposits	2,639,835	2,639,246	-	2,639,246	-
Borrowings	78,189	78,346	-	78,346	-
Subordinated notes payable, net	49,867	48,485	-	48,485	-
Accrued interest payable	1,271	1,271	-	1,271	-
Interest rate swap liability	4,733	4,733	-	4,733	-

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

The following tables present the notional amount and fair values of interest rate derivative positions:

	At September 30, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$170,813	$5,655	Other Liabilities	$170,813	$5,655
Less cash collateral			-	Other Liabilities		(5,560)
Total after netting			$5,655			$95

	At June 30, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other Assets	$140,777	$4,733	Other Liabilities	$140,777	$4,733
Less cash collateral			-	Other Liabilities		(4,280)
Total after netting			$4,733			$453

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to nine years. The Company’s credit exposure transferred out was $538,000 and $506,000 as of September 30, 2025 and June 30, 2025, respectively. The Company transferred out RPAs with a notional amount of $22.6 million and $18.9 million as of September 30, 2025 and June 30, 2025, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between two to eleven years. The credit exposure associated with risk participations-ins was $982,000 and $1.0 million as of September 30, 2025 and June 30, 2025, respectively. The Company held RPAs with a notional amount of $136.6 million and $130.9 million as of September 30, 2025 and June 30, 2025, respectively.

(7)
Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. There were no dilutive or anti-dilutive securities or contracts outstanding during the three ended September 30, 2025 and 2024.

	For the three months ended September 30,
	2025	2024

Net Income	$8,870,000	$6,261,000
Weighted average shares - basic	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828

Earnings per share - basic	$0.52	$0.37
Earnings per share - diluted	$0.52	$0.37

(8)
Dividends

On July 16, 2025, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share, which represents an 11.1% increase from the previous annual cash dividend of $0.36 per share. The dividend was payable to stockholders of record as of August 15, 2025, and was paid on August 29, 2025. Greene County Bancorp, MHC waived its right to receive this dividend.

Index
(9)
Employee Benefit Plans

Defined Benefit Plan

The Bank maintains a single-employer defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006 and elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006. Substantially all Bank employees who were hired before January 1, 2006 and attained the age of 21 are covered by the Pension Plan. Under the Pension Plan, retirement benefits are primarily a function of both years of service and level of compensation, at July 1, 2006. The Pension Plan is frozen, however, the Bank continues to credit participants’ existing account balances for interest until they receive their plan benefits.

During the fiscal year ended 2025, the Bank evaluated the strategic options related to the Pension Plan. This included financial modeling to assess the feasibility and timing of a plan termination. On September 16, 2025, the Board of Directors approved the termination of the Pension Plan effective as of September 30, 2025.

The components of net periodic pension cost related to the defined benefit pension plan were as follows:

	Three months ended September 30,
(In thousands)	2025	2024
Interest cost	$53	$53
Expected return on plan assets	(58)	(57)
Amortization of net loss	3	8
Net periodic pension expense	$(2)	$4

The interest cost, expected return on plan assets and amortization of net loss components are included in other noninterest expense on the consolidated statements of income. On an annual basis, upon the completion of the third-party actuarial valuation related to the defined benefit pension plan, the Company records adjustments to accumulated other comprehensive income (loss). The Company does not anticipate that it will make any additional contributions to the defined benefit pension plan during fiscal 2026.

SERP

The Board of Directors of The Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP is intended to provide a benefit from the Bank upon vested retirement, death or disability or voluntary or involuntary termination of service (other than “for cause”). The SERP is more fully described in Note 9, Employee Benefits Plans of the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

The net periodic pension costs related to the SERP for the three months ended September 30, 2025 was $549,000, consisting primarily of service and interest costs, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $18.4 million at September 30, 2025, and $17.6 million at June 30, 2025, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

(10)
Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company. A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10, Stock-Based Compensation of the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Index
A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Number of options outstanding, beginning of period	1,871,590	2,253,535
Options granted	634,405	651,595
Options paid in cash upon vesting	(24,000)	(248,500)
Number of options outstanding, end of period	2,481,995	2,656,630

(In thousands)	2025	2024
Cash paid out on options vested	$76	$937
Compensation expense recognized	$608	$611

The total liability for the long-term incentive plan was $4.9 million and $4.4 million at September 30, 2025 and June 30, 2025, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended September 30, 2025 and 2024

(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – June 30, 2025	$(13,119)	$(417)	$(13,536)
Other comprehensive income before reclassification	1,250	-	1,250
Other comprehensive income for the three months ended September 30, 2025	1,250	-	1,250
Balance – September 30, 2025	$(11,869)	$(417)	$(12,286)

Balance – June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification	5,570	-	5,570
Other comprehensive income for the three months ended September 30, 2024	5,570	-	5,570
Balance – September 30, 2024	$(13,612)	$(528)	$(14,140)

(12)
Operating leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases at September 30, 2025 and June 30, 2025, and for the three months ended September 30, 2025 and 2024:

(In thousands)
Operating lease amounts:	September 30, 2025	June 30, 2025
Right-of-use assets	$2,163	$2,284
Lease liabilities	$2,258	$2,366

Index

	For the three months ended September 30,
(In thousands)	2025	2024
Other information:
Operating outgoing cash flows from operating leases	$128	$125
Right-of-use assets obtained in exchange for new operating lease liabilities	-	117

Lease costs:
Operating lease cost	$140	$113
Variable lease cost	$11	$11

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes as of September 30, 2025:

(In thousands, except weighted-average information)
Within the twelve months ended September 30,
2026	$429
2027	533
2028	463
2029	319
2030	298
Thereafter	487
Total undiscounted cash flow	2,529
Less net present value adjustment	(271)
Lease liability	$2,258

Weighted-average remaining lease term (years)	5.66
Weighted-average discount rate	3.62%

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

The Company’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2025 and June 30, 2025:

(In thousands)	September 30, 2025	June 30, 2025
Unfunded loan commitments	$149,000	$164,348
Unused lines of credit	116,284	110,943
Standby letters of credit	793	793
Total credit-related financial instruments with off-balance sheet risk	$266,077	$276,084

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

Index
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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At September 30, 2025, the allowance for credit losses on unfunded commitments totaled $1.5 million as compared to $1.8 million at June 30, 2025.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	September 30, 2025	June 30, 2025
Gross investment in solar tax credit investments	$3,562	$2,586
Accumulated amortization	(2,685)	(2,586)
Net investment in solar tax credit investments	$877	$-

Unfunded commitments for solar tax credit investments	$5,419	$6,381

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable, and prepaid expenses and other assets within the Company’s consolidated statements of financial condition, and represents the Company’s maximum exposure to loss.

(15)
Subsequent events

On October 22, 2025, the Board of Directors announced a cash dividend for the quarter ended September 30, 2025, of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter. The dividend will be payable to stockholders of record as of November 14, 2025, and is expected to be paid on November 28, 2025. Greene County Bancorp, MHC intends to waive its receipt of this dividend.

As previously disclosed in the Company’s Current Report on Form 8-K filed on October 1, 2025, the Company redeemed the entire outstanding principal amount of the $20.0 million 4.75% Fixed-to-Floating Rate Subordinated Notes on October 1, 2025. The Subordinated Notes were due September 17, 2030, and the redemption price for the Subordinated Notes was equal to 100% of the aggregate principal amount, plus accrued interest. The redemption was funded by cash on hand.

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

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue, and is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

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

Index
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

Critical Accounting Policies

Critical accounting estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1, Summary of significant accounting policies to the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses on loans to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses on loans indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. The impact of utilizing the CECL models to calculate the allowance for credit losses are significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Changes in the national unemployment rate and national GDP could have a material impact on the model’s estimation of the allowance. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1, Summary of significant accounting policies with the audited consolidated financial statements and notes presented in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Comparison of Financial Condition at September 30, 2025 and June 30, 2025

ASSETS

Total assets of the Company were $3.1 billion at September 30, 2025 and $3.0 billion at June 30, 2025, an increase of $17.9 million, or 0.6%. Securities available-for-sale and held-to-maturity increased $5.0 million, or 0.4%, to $1.137 billion at September 30, 2025 as compared to $1.132 billion at June 30, 2025. Net loans receivable increased $42.3 million, or 2.6%, to $1.65 billion at September 30, 2025 as compared to $1.61 billion at June 30, 2025.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $154.6 million at September 30, 2025 and $183.1 million at June 30, 2025, a decrease of $28.5 million, or 15.6%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of September 30, 2025 and June 30, 2025.

Index
SECURITIES

Securities available-for-sale and held-to-maturity increased $5.0 million, or 0.4%, to $1.1 billion at September 30, 2025 as compared to $1.1 billion at June 30, 2025. Securities purchases totaled $93.3 million during the three months ended September 30, 2025, consisting primarily of $82.2 million of state and political subdivision securities, $5.7 million of mortgage-backed securities, $3.5 million of corporate debt securities, and $1.9 million of collateralized mortgage obligations. Principal pay-downs and maturities during the three months ended September 30, 2025, amounted to $90.1 million, primarily consisting of $78.6 million of state and political subdivision securities, $8.9 million of mortgage-backed securities, $1.6 million of corporate debt securities, and $1.0 million of collateralized mortgage obligations. At September 30, 2025, 59.3% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 32.8% of our securities portfolio at September 30, 2025, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of September 30, 2025 and June 30, 2025. Refer to the financial statements Note 3, Securities for the complete fair value of securities.

	September 30, 2025		June 30, 2025
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$10,539	0.9%	$10,453	0.9%
U.S. government sponsored enterprises	11,752	1.1	11,644	1.0
State and political subdivisions	203,441	17.9	209,844	18.5
Mortgage-backed securities-residential	30,700	2.7	31,587	2.8
Mortgage-backed securities-multifamily	75,536	6.6	74,597	6.6
Corporate debt securities	18,105	1.6	17,937	1.6
Total securities available-for-sale	350,073	30.8	356,062	31.4
Securities held-to-maturity:
U.S. Treasury securities	15,864	1.4	15,850	1.4
State and political subdivisions	470,775	41.4	460,919	40.7
Mortgage-backed securities-residential	141,161	12.4	138,468	12.2
Mortgage-backed securities-multifamily	126,651	11.1	130,119	11.6
Corporate debt securities	32,654	2.9	30,763	2.7
Other securities	27	0.0	28	0.0
Total securities held-to-maturity	787,132	69.2	776,147	68.6
Total securities (at carrying value)	$1,137,205	100.0%	$1,132,209	100.0%

There was no allowance for credit losses on securities available-for-sale as of either period presented as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. The allowance for credit losses on securities held-to-maturity was $599,000 and $548,000 at September 30, 2025 and June 30, 2025, respectively.

LOANS

Net loans receivable increased $42.3 million, or 2.6%, to $1.65 billion at September 30, 2025 as compared to $1.61 billion at June 30, 2025. Loan growth experienced during the three months ended September 30, 2025, consisted primarily of $32.3 million in commercial real estate loans, $9.2 million in commercial loans, and $3.1 million in home equity loans. The allowance for credit losses on loans increased $1.1 million, or 5.7%, to $21.3 million at September 30, 2025 as compared to $20.1 million at June 30, 2025. The increase in the allowance for credit losses was primarily attributable to an increase in loan volume and an increase in the quantitative modeling reserve for the commercial real estate segment due to the conversion of construction loans to permanent financing. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in regards to all loan originations and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
The following tables present the composition of the Company’s loan portfolio at amortized cost in dollar amounts and percentages as of the dates indicated.

	September 30, 2025		June 30, 2025
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$416,463	24.9%	$417,719	25.7%
Commercial real estate	1,086,848	65.1	1,054,504	64.8
Home equity	37,221	2.2	34,103	2.1
Consumer	4,336	0.3	4,311	0.3
Commercial loans	125,979	7.5	116,769	7.1
Total gross loans (1)(2)	1,670,847	100.0%	1,627,406	100.0%
Allowance for credit losses on loans	(21,292)		(20,146)
Total net loans	$1,649,555		$1,607,260

(1)
Loan balances include net deferred fees/(costs) of ($583,000) and ($567,000) at September 30, 2025 and at June 30, 2025, respectively.
(2)
Loan balances exclude accrued interest receivable of $7.2 million and $7.0 million at September 30, 2025 and at June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At September 30, 2025
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$43,182	4.0%
Mixed use real estate	29,023	2.7
Office building	20,834	1.9
Retail	18,130	1.7
Firehouse	10,211	0.9
Other	44,576	4.1
Total owner occupied	165,956	15.3

Non-owner occupied:
Multi-family	282,315	26.0
Retail plaza	136,213	12.5
Mixed use real estate	108,712	10.0
Office building	87,335	8.0
Construction	68,621	6.3
Motel/hotel	62,390	5.7
Warehouse	55,203	5.1
Other	120,103	11.1
Total non-owner occupied	920,892	84.7
Total commercial real estate	$1,086,848	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 84.7% in non-owner occupied loans and 15.3% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 57.0%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 49.4%, as of September 30, 2025. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster and Rensselaer Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

Index
As of September 30, 2025, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $282.3 million, or 26.0% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of September 30, 2025, the weighted average LTV was approximately 58.6% for the non-owner occupied multi-family loan segment.

As of September 30, 2025, non-owner occupied construction loans were $68.6 million, or 6.3% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects. High volatility commercial real estate loan exposure totaled $6.5 million of the Company’s construction exposure. Construction loans are primarily comprised of approximately 35.6% mixed use real estate, 35.3% multi-family buildings, and 14.2% self-storage.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $87.3 million, or 8.0% of total commercial real estate loans as of September 30, 2025. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of September 30, 2025, the weighted average LTV was approximately 59.4% for the non-owner occupied office loan segment.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (the “ACL”) on loans is established through a provision made periodically by charges or benefits to the provision for credit losses. This is necessary to maintain the ACL at a level which management believes is reasonably reflective of the overall loss expected over the contractual life of the loan portfolio. Management has an established ACL policy to govern the use of judgments exercised in evaluating the ACL required to estimate the expected credit losses over the expected contractual life of the loan portfolios and the material effect that such judgments can have on the consolidated financial statements. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans individually evaluated, and/or changes in management’s assessment of qualitative factors.

The ACL on loans is based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans individually evaluated and adjustments for the impact of current conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the ACL on loans for the residential real estate, commercial real estate, home equity and commercial loan segments. The remaining life method is utilized to determine the ACL on loans for the consumer loan segment. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of collateral for collateral dependent loans less selling expenses will be compared to the loan balance to determine if an ACL on loans is required. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

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

Additional information about the ACL on loans is included in Note 4, Loans and Allowance for Credit Losses on Loans, of the Company’s 2025 Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

The ACL on loans totaled $21.3 million at September 30, 2025, compared to $20.1 million at June 30, 2025. The ACL on loans to total loans receivable was 1.27% at September 30, 2025 compared to 1.24% at June 30, 2025. The increase in the ACL on loans from September 30, 2025 to June 30, 2025 was primarily attributable to an increase in loan volume, an increase in the quantitative modeling reserve for the commercial real estate segment due to the conversion of construction loans to permanent financing.

At September 30, 2025, the allowance for credit losses on unfunded commitments totaled $1.5 million as compared to $1.8 million at June 30, 2025, a decrease of $237,000, or 13.4%. The decrease in the provision for the three months ended September 30, 2025, was primarily due to a decrease in the Company’s contractual obligation to extend credit.

Index
Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due and still accruing, other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of September 30, 2025, three loans have been modified in the last 12 months with a total amortized basis of $2.9 million. As of September 30, 2024, there were three loans modified with a total amortized basis of $4.1 million.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	September 30, 2025	June 30, 2025
Non-accrual loans:
Residential real estate	$2,630	$2,265
Commercial real estate	600	628
Home equity	221	30
Consumer	-	2
Commercial	110	135
Total non-accrual loans	$3,561	$3,060
Total non-performing assets	$3,561	$3,060

Non-accrual loans to total loans	0.22%	0.19%
Non-performing loans to total loans	0.22%	0.19%
Non-performing assets to total assets	0.12%	0.10%
Allowance for credit losses on loans to non-performing loans	597.92%	658.37%
Allowance for credit losses on loans to non-accrual loans	597.92%	658.37%

At September 30, 2025 and June 30, 2025, there were no loans delinquent greater than 90 days and accruing.

Non-performing assets amounted to $3.6 million and $3.1 million at September 30, 2025 and June 30, 2025, respectively. Loans on non-accrual status totaled $3.6 million at September 30, 2025, of which there were six residential real estate loans totaling $1.1 million and one commercial real estate loans totaling $142,000 in the process of foreclosure. Included in non-accrual loans were $1.8 million of loans which were less than 90 days past due at September 30, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due.

DEPOSITS

Deposit flows are influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The diversity of deposit accounts offered allows the Company to be competitive in obtaining funds and responding to changes in consumer demand. Deposits are obtained predominantly from the areas in which the Company’s branch offices are located. The Company relies primarily on competitive pricing of its deposit products, customer service, and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio, television, print and social media. While the Company accepts certificates of deposits in excess of $250,000, they are not subject to preferential rates. The Company does not actively solicit such deposits, as they are more difficult to retain than core deposits. The Company’s emphasis is placed on acquiring locally, stable, low-cost deposits to fund high-quality loans without taking on unnecessary interest rate risk. The ability to attract and maintain deposits and the rates paid on these deposits are and will continue to be affected by market conditions.

Index
Deposits totaled $2.7 billion at September 30, 2025 and $2.6 billion at June 30, 2025, an increase of $83.4 million, or 3.2%. The Company had $31.6 million and $51.6 million of brokered deposits at September 30, 2025 and June 30, 2025, respectively. NOW deposits increased $96.1 million, or 4.9%, and noninterest bearing deposits increased $12.7 million, or 11.5%, when comparing September 30, 2025 and June 30, 2025. Savings deposits decreased $11.3 million, or 4.6%, money market deposits decreased $10.2 million, or 10.0%, and certificates of deposits decreased $3.9 million, or 1.7%, when comparing September 30, 2025 and June 30, 2025.

The following table summarizes deposits by major categories:

(Dollars in thousands)	September 30, 2025	Percentage of portfolio	June 30, 2025	Percentage of portfolio
Noninterest-bearing deposits	$122,871	4.5%	$110,163	4.2%
Certificates of deposit	224,224	8.2	228,174	8.6
Savings deposits	235,224	8.6	246,488	9.3
Money market deposits	92,542	3.4	102,787	3.9
NOW deposits	2,048,326	75.3	1,952,223	74.0
Total deposits	$2,723,187	100.0%	$2,639,835	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	September 30, 2025	Percentage of portfolio	June 30, 2025	Percentage of portfolio
Business deposits	$530,207	19.5%	$499,964	18.9%
Retail deposits	884,721	32.5	903,767	34.2
Municipal deposits	1,276,694	46.9	1,184,514	44.9
Brokered deposits	31,565	1.1	51,590	2.0
Total deposits	$2,723,187	100.0%	$2,639,835	100.0%

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

Index
The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	September 30, 2025	June 30, 2025
Estimated amount of uninsured for the Bank of Greene County	$380,625	$388,060
Estimated amount of uninsured for Greene County Commercial Bank	1,141,961	1,049,268
Uninsured deposits, per regulatory requirements	$1,522,586	$1,437,328

(1)
All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	September 30, 2025	June 30, 2025
Uninsured deposits, per regulatory requirements	$1,522,586	$1,437,328
Less: Affiliate deposits	(59,175)	(59,018)
Collateralized deposits	(1,141,961)	(1,049,268)
Uninsured deposits, after exclusions	$321,450	$329,042

Immediately available liquidity (1)	$353,145	$422,398
Uninsured deposits coverage	109.9%	128.4%

(1)
Reflects $154.6 million and $183.1 million of cash and cash equivalents, $180.2 million and $221.1 million of remaining borrowing capacity from the Federal Home Loan Bank, and $18.4 million and $18.2 million of remaining borrowing capacity from the Federal Reserve Bank, as of September 30, 2025 and June 30, 2025, respectively.

Uninsured deposits after exclusions represent 11.8% and 12.5% of total deposits as of September 30, 2025 and June 30, 2025, respectively. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

BORROWINGS

At September 30, 2025, the Bank had pledged approximately $623.1 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $384.4 million at September 30, 2025, of which there were $4.2 million long-term fixed rate borrowings, $200.0 million irrevocable municipal letters of credit and zero of overnight borrowings outstanding at September 30, 2025. At June 30, 2025, the Bank had $74.0 million in overnight borrowings, $4.2 million of long-term fixed rate borrowings and $90.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0.0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At September 30, 2025 and June 30, 2025, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027, and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028.

The Bank pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At September 30, 2025 and June 30, 2025, approximately $18.4 million and $18.2 million, respectively, of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were zero overnight borrowings outstanding with the Federal Reserve Bank at September 30, 2025 and June 30, 2025.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $75.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were zero borrowings outstanding with these lines of credit for the Bank at September 30, 2025 and June 30, 2025.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPAs”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months. These notes totaled $20.0 million and had a floating interest rate of 8.99% at September 30, 2025. These notes were callable on September 15, 2025. The Company redeemed its 4.75%, Fixed-to-Floating Rate Subordinated Notes due 2030, in full on October 1, 2025.

Index
On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At September 30, 2025, there were $29.9 million of these SNPAs outstanding, net of issuance costs.

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

At September 30, 2025, there were no other long-term borrowings and therefore, no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $248.2 million at September 30, 2025 compared to $238.8 million at June 30, 2025, resulting primarily from net income of $8.9 million and a decrease in accumulated other comprehensive loss of $1.3 million, partially offset by dividends declared and paid of $781,000.

The Federal Reserve raised its target benchmark interest rate in 2022 and 2023, resulting in subsequent prime lending rate increases of 525 basis points and a significant increase in market rates. The Federal Reserve has since reduced interest rates 100 basis points in the third and fourth quarter of 2024 and 25 basis points in September 2025.

When market interest rates rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to accumulated other comprehensive income (loss), a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on book value per share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

As of the quarter ended September 30, 2025, market rates generally decreased as compared to June 30, 2025. The Federal Reserve cut its target benchmark by 25 basis points at their September 2025 meeting. This resulted in the fair value of the fixed income bond portfolio to increase and therefore, decreased the unrealized loss position as of September 30, 2025. Additionally, the Company continued to purchase investment securities in the higher interest rate environment, decreasing the unrealized loss position.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. For the three months ended September 30, 2025, the Company did not repurchase any shares.

Index

Selected Equity Data:
	At September 30, 2025	At June 30, 2025
Shareholders’ equity to total assets, at end of period	8.11%	7.85%
Book value per share (1)	$14.58	$14.03
Closing market price of common stock	$22.60	$22.22

	For the three months ended September 30,
	2025	2024
Average shareholders’ equity to average assets	8.30%	7.87%
Dividend payout ratio (2)	19.23%	24.32%
Actual dividends paid to net income (3)	8.80%	24.48%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended December 31, 2023, March 31, 2024, June 30, 2024, March 31, 2025, June 30, 2025 and September 30, 2025. Dividends declared during the three months ended September 30, 2023, September 30, 2024, and December 31, 2024 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three months ended September 30, 2025 and 2024. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates. No tax equivalent adjustments made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended September 30,
	2025			2024
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,647,858	$21,973	5.33%	$1,490,079	$19,243	5.17%
Securities non-taxable	669,521	5,266	3.15	609,339	4,468	2.93
Securities taxable	470,596	3,868	3.29	442,843	3,313	2.99
Interest-bearing bank balances and federal funds	38,477	474	4.93	45,273	689	6.09
FHLB stock	2,898	42	5.80	2,046	56	10.95
Total interest-earning assets	2,829,350	31,623	4.47%	2,589,580	27,769	4.29%
Cash and due from banks	12,369			12,323
Allowance for credit losses on loans	(20,344)			(19,147)
Allowance for credit losses on securities held-to-maturity	(548)			(482)
Other noninterest-earning assets	107,397			100,407
Total assets	$2,928,224			$2,682,681

Interest-Bearing Liabilities:
Savings and money market deposits	$344,508	$420	0.49%	$360,346	$431	0.48%
NOW deposits	1,912,993	11,096	2.32	1,723,313	11,742	2.73
Certificates of deposit	210,460	1,847	3.51	148,746	1,633	4.39
Borrowings	71,243	740	4.15	83,659	827	3.95
Total interest-bearing liabilities	2,539,204	14,103	2.22%	2,316,064	14,633	2.53%
Noninterest-bearing deposits	111,830			125,294
Other noninterest-bearing liabilities	34,034			30,187
Shareholders' equity	243,156			211,136
Total liabilities and equity	$2,928,224			$2,682,681

Net interest income		$17,520			$13,136
Net interest rate spread			2.25%			1.76%
Net earnings assets	$290,146			$273,516
Net interest margin			2.48%			2.03%
Average interest-earning assets to average interest-bearing liabilities	111.43%			111.81%

(1)
Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Non-GAAP to GAAP Reconciliation

The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2025	2024
Net interest income (GAAP)	$17,520	$13,136
Tax-equivalent adjustment(1)	2,110	1,713
Net interest income fully taxable-equivalent basis (non-GAAP)	$19,630	$14,849

Average interest-earning assets (GAAP)	$2,829,350	$2,589,580
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.78%	2.29%

(1) Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended September 30, 2025 and 2024, respectively.

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

	Three months ended September 30, 2025 versus 2024
	Increase/(decrease)		Total
	Due to		increase/
(In thousands)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$2,113	$617	$2,730
Securities non-taxable	453	345	798
Securities taxable	213	342	555
Interest-bearing bank balances and federal funds	(95)	(120)	(215)
FHLB stock	18	(32)	(14)
Total interest-earning assets	2,702	1,152	3,854

Interest-bearing liabilities:
Savings and money market deposits	(20)	9	(11)
NOW deposits	1,221	(1,867)	(646)
Certificates of deposit	586	(372)	214
Borrowings	(127)	40	(87)
Total interest-bearing liabilities	1,660	(2,190)	(530)
Net change in net interest income	$1,042	$3,342	$4,384

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

Index
GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.21% for the three months ended September 30, 2025 as compared to 0.93% for the three months ended September 30, 2024. Annualized return on average equity increased to 14.59% for the three months ended September 30, 2025 as compared to 11.86% for the three months ended September 30, 2024. The increase in return on average assets and average equity for the three months ended September 30, 2025 was primarily the result of net income outpacing growth in the balance sheet.

Net income amounted to $8.9 million for the three months ended September 30, 2025 as compared to $6.3 million for the three months ended September 30, 2024, an increase of $2.6 million.

Average assets increased $245.5 million, or 9.2%, to $2.9 billion for the three months ended September 30, 2025 as compared to $2.7 billion for the three months ended September 30, 2024. Average equity increased $32.0 million, or 15.2%, to $243.2 million for the three months ended September 30, 2025 as compared to $211.1 million for the three months ended September 30, 2024.

INTEREST INCOME

Interest income amounted to $31.6 million for the three months ended September 30, 2025 as compared to $27.8 million for the three months ended September 30, 2024, an increase of $3.9 million, or 13.9%. The increase in the average balances on loans and securities had the greatest impact on interest income when comparing the 2025 and 2024 periods. The increase in yields of loans and securities also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $157.8 million and the yield on loans increased 16 basis points when comparing the three months ended September 30, 2025 and 2024. The average balance of securities increased $87.9 million and the yield on such securities increased 24 basis points when comparing the three months ended September 30, 2025 and 2024. Average interest-bearing bank balances and federal funds decreased $6.8 million and the yield on interest-bearing bank balances and federal funds decreased 116 basis points when comparing the three months ended September 30, 2025 and 2024.

INTEREST EXPENSE

Interest expense amounted to $14.1 million for the three months ended September 30, 2025 as compared to $14.6 million for the three months ended September 30, 2024, a decrease of $530,000, or 3.6%. The decrease in the average cost of funds on NOW deposits had the greatest impact on interest expense when comparing the 2025 and 2024 periods.

The cost of NOW deposits decreased 41 basis points and the cost of certificates of deposit decreased 88 basis points when comparing the three months ended September 30, 2025 and 2024.

The growth in interest-bearing liabilities was primarily due to an increase in average NOW deposits of $189.7 million and an increase in average certificates of deposits of $61.7 million when comparing the three months ended September 30, 2025 and 2024. This was partially offset by a decrease in average savings and money market deposits of $15.8 million and a decrease in borrowings of $12.4 million when comparing the three months ended September 30, 2025 and 2024. Yields on interest-earning assets increased when comparing the three months ended September 30, 2025 and 2024, as the Company continued to reprice assets into the higher interest rate environment. During the prior fiscal year and continued through the three months ended September 30, 2025, the Company implemented a strategic reduction in deposit rates that aligns with the Federal Reserve’s rate cuts, while providing competitive financial solutions to the Company’s customers that reflect the prevailing economic conditions, and continued to grow new relationships.

NET INTEREST INCOME

Net interest income increased $4.4 million to $17.5 million for the three months ended September 30, 2025, from $13.1 million for the three months ended September 30, 2024. The increase in net interest income was due to an increase in the average balance of interest-earning assets, which increased $239.8 million when comparing the three months ended September 30, 2025 and 2024, an increase in interest rates on interest-earning assets, which increased 18 basis points when comparing the three months ended September 30, 2025 and 2024, and a decrease of 31 basis points in rates paid on interest-bearing liabilities when comparing the three months ended September 30, 2025 and 2024. The increase in net interest income was offset by increases in the average balance of interest-bearing liabilities, which increased $223.1 million when comparing the three months ended September 30, 2025 and 2024.

Index
Net interest rate spread increased 49 basis points to 2.25% for the three months ended September 30, 2025, compared to 1.76% for the three months ended September 30, 2024.

Net interest margin increased 45 basis points to 2.48% for the three months ended September 30, 2025, compared to 2.03% for the three months ended September 30, 2024. The increase in net interest rate spread and margin during the three months ended September 30, 2025, was due to increases in interest income on loans and securities, as they continue to reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior periods, and the reduction in rates paid on deposits.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.79% and 2.29% for the three months ended September 30, 2025 and 2024.

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

PROVISION FOR CREDIT LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses on loans amounted to $1.3 million for the three months ended September 30, 2025 compared to $634,000 for the three months ended September 30, 2024. The provision for the three months ended September 30, 2025 was primarily attributable to an increase in loan volume and an increase in the quantitative modeling reserve for the commercial real estate segment due to the conversion of construction loans to permanent financing. The allowance for credit losses on loans to total loans receivable was 1.27% at September 30, 2025 compared to 1.24% at June 30, 2025.

Commercial and commercial real estate loans classified as substandard and special mention totaled $37.5 million at September 30, 2025, and $39.4 million at June 30, 2025, a decrease of $1.9 million. Of the loans classified as substandard or special mention, $36.7 million were performing at September 30, 2025. There were no loans classified as doubtful or loss at September 30, 2025 or June 30, 2025.

Net charge-offs on loans amounted to $60,000 and $114,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $54,000. There were no material charge-offs in any loan segment during the three months ended September 30, 2025.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended September 30,		Change from prior year
Noninterest income:	2025	2024	Amount	Percent
Service charges on deposit accounts	$1,298	$1,226	$72	5.9%
Debit card fees	1,100	1,101	(1)	(0.1)
Investment services	277	248	29	11.7
E-commerce fees	27	37	(10)	(27.0)
Bank-owned life insurance	652	648	4	0.6
Other operating income	632	477	155	32.5
Total noninterest income	$3,986	$3,737	$249	6.7%

Noninterest income increased $249,000, or 6.7%, to $4.0 million for the three months ended September 30, 2025 compared to $3.7 million for the three months ended September 30, 2024. The increase during the three months ended September 30, 2025 was primarily due to an increase in income earned on customer interest rate swap contracts of $170,000 included in other operating income.

Index
NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended September 30,		Change from prior year
Noninterest expense:	2025	2024	Amount	Percent
Salaries and employee benefits	$6,156	$5,878	$278	4.7%
Occupancy expense	653	636	17	2.7
Equipment and furniture expense	205	150	55	36.7
Service and data processing fees	787	767	20	2.6
Computer software, supplies and support	440	355	85	23.9
Advertising and promotion	100	77	23	29.9
FDIC insurance premiums	367	322	45	14.0
Legal and professional fees	406	364	42	11.5
Other	947	1,001	(54)	(5.4)
Total noninterest expense	$10,061	$9,550	$511	5.4%

Noninterest expense increased $511,000, or 5.4%, to $10.1 million for the three months ended September 30, 2025 compared to $9.6 million for the three months ended September 30, 2024. The increase during the three months ended September 30, 2025 was primarily due to an increase of $278,000 in salaries and employee benefits, due to new positions created during the period to support the Company’s continued growth, an increase of $250,000 in charitable contributions, included in other expenses, as the bank made a donation to the Bank of Greene County Charitable Foundation, and an increase of $110,000 in third party bank service charges, included in other expenses. This was offset by a $547,000 decrease in the unfunded commitment expense, included in other expenses, due to a decrease in the Company’s contractual obligation to extend credit.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 12.9% for the three months ended September 30, 2025 and 6.4% for the three months ended September 30, 2024. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance and tax credits, to arrive at the effective tax rate. The increase during the three months ended September 30, 2025, is primarily due to higher pre-tax income and reflects a lower mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and/or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2025, the Company had $154.6 million in cash and cash equivalents, representing 5.1% of total assets, and had $343.0 million available in unused lines of credit.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $785.4 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $31.6 million and $51.6 million brokered deposits as of September 30, 2025 and June 30, 2025, respectively.

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

At September 30, 2025, liquidity measures were as follows:

 Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	10.00%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	28.68%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	49.96%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	106.03%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	15.26%

The Company’s off-balance sheet credit exposures at September 30, 2025:

(In thousands)
Unfunded loan commitments	$149,000
Unused lines of credit	116,284
Standby letters of credit	793
Total commitments	$266,077

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

Index
The Bank of Greene County and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at September 30, 2025 and June 30, 2025.

(Dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions		Capital conservation buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2025:

Total risk-based capital	$304,107	16.7%	$145,569	8.0%	$181,961	10.0%	8.71%	2.50%
Tier 1 risk-based capital	281,354	15.5	109,176	6.0	145,569	8.0	9.46	2.50
Common equity tier 1 capital	281,354	15.5	81,882	4.5	118,274	6.5	10.96	2.50
Tier 1 leverage ratio	281,354	9.6	117,854	4.0	147,317	5.0	5.55	2.50

As of June 30, 2025:

Total risk-based capital	$293,952	16.6%	$141,305	8.0%	$176,632	10.0%	8.64%	2.50%
Tier 1 risk-based capital	271,869	15.4	105,979	6.0	141,305	8.0	9.39	2.50
Common equity tier 1 capital	271,869	15.4	79,484	4.5	114,811	6.5	10.89	2.50
Tier 1 leverage ratio	271,869	9.2	117,646	4.0	147,057	5.0	5.24	2.50

Greene County Commercial Bank
As of September 30, 2025:

Total risk-based capital	$124,630	44.6%	$22,333	8.0%	$27,916	10.0%	36.64%	2.50%
Tier 1 risk-based capital	124,630	44.6	16,750	6.0	22,333	8.0	38.64	2.50
Common equity tier 1 capital	124,630	44.6	12,562	4.5	18,146	6.5	40.14	2.50
Tier 1 leverage ratio	124,630	9.8	50,784	4.0	63,480	5.0	5.82	2.50

As of June 30, 2025:

Total risk-based capital	$122,243	46.9%	$20,871	8.0%	$26,089	10.0%	38.86%	2.50%
Tier 1 risk-based capital	122,243	46.9	15,654	6.0	20,871	8.0	40.86	2.50
Common equity tier 1 capital	122,243	46.9	11,740	4.5	16,958	6.5	42.36	2.50
Tier 1 leverage ratio	122,243	9.1	53,543	4.0	66,929	5.0	5.13	2.50

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

Index
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system is based upon assumptions and can provide only reasonable, not absolute, assurance that its objective will be met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company have been detected.

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
Not applicable.
b)
Not applicable.
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2025.

Item 3.
Defaults Upon Senior Securities
Not applicable.

Item 4.
Mine Safety Disclosures
Not applicable.

Item 5.
Other Information
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended September 30, 2025.

Item 6.
Exhibits

Exhibits

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101
The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).

104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 7, 2025

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)