Form 10-Q
period 2025-12-31
GREENE COUNTY BANCORP INC
filed 2026-02-06
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025
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

As of February 5, 2026, the registrant had 17,026,828 shares of common stock outstanding at $0.10 par value per share.

Index
GREENE COUNTY BANCORP, INC.

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At December 31, 2025 and June 30, 2025
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	December 31, 2025	June 30, 2025
Cash and due from banks	$8,802	$12,788
Interest-bearing deposits	115,286	170,290
Total cash and cash equivalents	124,088	183,078

Long-term certificates of deposit	1,225	1,425
Securities available-for-sale, at fair value	411,590	356,062
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $616 and $548 at December 31, 2025 and June 30, 2025	810,294	776,147
Equity securities, at fair value	398	402
Federal Home Loan Bank stock, at cost	10,224	5,504

Loans receivable	1,687,184	1,627,406
Allowance for credit losses on loans	(21,334)	(20,146)
Net loans receivable	1,665,850	1,607,260

Premises and equipment, net	15,285	15,232
Bank-owned life insurance	67,466	59,795
Accrued interest receivable	17,985	16,381
Prepaid expenses and other assets	22,590	19,323
Total assets	$3,146,995	$3,040,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$105,171	$110,163
Interest-bearing deposits	2,535,869	2,529,672
Total deposits	2,641,040	2,639,835

Borrowings, short-term	180,000	74,000
Borrowings, long-term	4,189	4,189
Subordinated notes payable, net	29,929	49,867
Accrued expenses and other liabilities	33,569	33,881
Total liabilities	2,888,727	2,801,772

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at December 31, 2025 and June 30, 2025; Outstanding – 17,026,828 shares at December 31, 2025, and June 30, 2025	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	258,999	241,403
Accumulated other comprehensive loss	(11,701)	(13,536)
Treasury stock, at cost 195,852 shares at December 31, 2025 and June 30, 2025	(908)	(908)
Total shareholders’ equity	258,268	238,837
Total liabilities and shareholders’ equity	$3,146,995	$3,040,609

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Six Months Ended December 31, 2025 and 2024
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Interest income:
Loans	$22,413	$19,480	$44,386	$38,723
Investment securities - tax exempt	5,422	4,943	10,688	9,411
Investment securities - taxable	4,752	3,598	8,662	6,967
Interest-bearing deposits and federal funds sold	910	1,397	1,384	2,086
Total interest income	33,497	29,418	65,120	57,187

Interest expense:
Interest on deposits	13,925	14,738	27,288	28,544
Interest on borrowings	513	612	1,253	1,439
Total interest expense	14,438	15,350	28,541	29,983

Net interest income	19,059	14,068	36,579	27,204
Provision for credit losses	199	478	1,456	1,112
Net interest income after provision for credit losses	18,860	13,590	35,123	26,092

Noninterest income:
Service charges on deposit accounts	1,306	1,273	2,604	2,499
Debit card fees	1,103	1,063	2,203	2,164
Investment services	271	252	548	500
E-commerce fees	29	34	56	71
Bank-owned life insurance	674	637	1,326	1,285
Net loss on sale of securities available-for-sale	(576)	-	(576)	-
Other operating income	349	616	981	1,093
Total noninterest income	3,156	3,875	7,142	7,612

Noninterest expense:
Salaries and employee benefits	6,223	5,653	12,379	11,531
Occupancy expense	656	615	1,309	1,251
Equipment and furniture expense	214	193	419	343
Service and data processing fees	781	773	1,568	1,540
Computer software, supplies and support	558	404	998	759
Advertising and promotion	147	127	247	204
FDIC insurance premiums	370	347	737	669
Legal and professional fees	479	245	885	609
Other	1,031	1,029	1,978	2,030
Total noninterest expense	10,459	9,386	20,520	18,936

Income before provision for income taxes	11,557	8,079	21,745	14,768
Provision for income taxes	1,265	589	2,583	1,017
Net income	$10,292	$7,490	$19,162	$13,751

Basic and diluted earnings per share	$0.60	$0.44	$1.13	$0.81
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended December 31, 2025 and 2024
(Unaudited)
 (In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Net income	$10,292	$7,490	$19,162	$13,751
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale, gross	702	(5,189)	2,408	2,412
Tax effect	188	(1,387)	644	644
Unrealized holding gains (losses) on securities available-for-sale, net	514	(3,802)	1,764	1,768

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	576	-	576	-
Tax effect	154	-	154	-
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	422	-	422	-

Pension actuarial loss, gross	(684)	-	(684)	-
Tax effect	(183)	-	(183)	-
Pension actuarial loss, net	(501)	-	(501)	-

Amortization of pension actuarial losses recognized in other expense, gross	205	-	205	-
Tax effect	55	-	55	-
Amortization of pension actuarial losses recognized in other expense, net	150	-	150	-

Total other comprehensive income (loss), net of taxes	585	(3,802)	1,835	1,768

Comprehensive income	$10,877	$3,688	$20,997	$15,519

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended December 31, 2025 and 2024
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at September 30, 2025	$1,722	$10,156	$249,492	$(12,286)	$(908)	$248,176
Dividends declared			(785)			(785)
Net income			10,292			10,292
Other comprehensive income, net of taxes				585		585
Balance at December 31, 2025	$1,722	$10,156	$258,999	$(11,701)	$(908)	$258,268

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at September 30, 2024	$1,722	$10,156	$219,468	$(14,140)	$(908)	$216,298
Dividends declared			(1,537)			(1,537)
Net income			7,490			7,490
Other comprehensive loss, net of taxes				(3,802)		(3,802)
Balance at December 31, 2024	$1,722	$10,156	$225,421	$(17,942)	$(908)	$218,449

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2025 and 2024
(Unaudited)
 (In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2025	$1,722	$10,156	$241,403	$(13,536)	$(908)	$238,837
Dividends declared			(1,566)			(1,566)
Net income			19,162			19,162
Other comprehensive income, net of taxes				1,835		1,835
Balance at December 31, 2025	$1,722	$10,156	$258,999	$(11,701)	$(908)	$258,268

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(3,070)			(3,070)
Net income			13,751			13,751
Other comprehensive income, net of taxes				1,768		1,768
Balance at December 31, 2024	$1,722	$10,156	$225,421	$(17,942)	$(908)	$218,449

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2025 and 2024
(Unaudited)
 (In thousands)

	2025	2024
Cash flows from operating activities:
Net income	$19,162	$13,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	558	524
Deferred income tax benefit	(2,973)	(2,031)
Net accretion of investment premiums and discounts	(986)	(329)
Net amortization of deferred loan costs and fees	204	191
Amortization of subordinated debt issuance costs	62	93
Provision for credit losses	1,456	1,112
Bank-owned life insurance income	(1,326)	(1,285)
Net loss on sale of securities available-for-sale	576	-
Net loss (gain) on equity securities	4	(43)
Net decrease in accrued income taxes	(141)	(140)
Net increase in accrued interest receivable	(1,604)	(2,354)
Net (increase) decrease in prepaid expenses and other assets	(823)	186
Net decrease in accrued expenses and other liabilities	(791)	(2,215)
Net cash provided by operating activities	13,378	7,460

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	132,688	88,417
Proceeds from sale of securities	8,299	-
Purchases of securities	(376,344)	(164,699)
Proceeds from principal payments on securities	182,924	54,751
Securities held-to-maturity:
Proceeds from maturities	29,032	19,598
Purchases of securities	(83,250)	(109,516)
Proceeds from principal payments on securities	20,302	9,235
Net purchase of Federal Home Loan Bank Stock	(4,720)	(3,373)
Maturity of long-term certificates of deposit	200	250
Purchase of bank owned life insurance	(6,345)	-
Net increase in loans receivable	(60,182)	(52,327)
Purchases of premises and equipment	(611)	(334)
Net cash used in investing activities	(158,007)	(157,998)

Cash flows from financing activities:
Net increase in short-term borrowings	106,000	78,800
Repayment of long-term borrowings	-	(27,180)
Repayment of subordinated notes payable	(20,000)	-
Payment of cash dividends	(1,566)	(3,070)
Net increase in deposits	1,205	78,036
Net cash provided by financing activities	85,639	126,586

Net decrease in cash and cash equivalents	(58,990)	(23,952)
Cash and cash equivalents at beginning of period	183,078	190,395
Cash and cash equivalents at end of period	$124,088	$166,443

Cash paid during period for:
Interest	$28,645	$30,399
Income taxes	$1,613	$664

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
At and for the Three and Six Months Ended December 31, 2025 and 2024

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

The interim consolidated financial statements at and for the three and six months ended December 31, 2025 and 2024 are unaudited.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. To the extent that information and notes required by GAAP, for complete financial statements, are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and six months ended December 31, 2025, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2026. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At December 31, 2025, the Company operated 19 full-service banking offices, lending centers, an operations center, customer call center, administration center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

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

Index
(2)
Recent Accounting Pronouncements

Accounting Standards Issued Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require public entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for annual periods beginning after December 15, 2024. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40), which will require enhanced disaggregation of certain expense categories in the notes to the financial statements. The disclosure will require disaggregation of certain income statement expenses including employee compensation, depreciation and intangible asset amortization. The ASU is effective for annual reporting periods beginning after December 15, 2026, and early adoption is permitted. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, which clarifies the interim reporting requirements by improving navigability and more clearly specifying what disclosures are required in an interim reporting period applicable to Topic 270. The ASU is effective for annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company’s adoption of this standard is not expected to have a material impact on the consolidated financial statements.

(3)
Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At December 31, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$47,792	$1	$288	$47,505
U.S. government sponsored enterprises	7,105	-	705	6,400
State and political subdivisions	225,989	1,461	-	227,450
Mortgage-backed securities-residential	38,505	270	2,631	36,144
Mortgage-backed securities-multi-family	88,674	-	12,763	75,911
Corporate debt securities	18,445	77	342	18,180
Total securities available-for-sale	$426,510	$1,809	$16,729	$411,590

	At June 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,815	$-	$362	$10,453
U.S. government sponsored enterprises	13,029	-	1,385	11,644
State and political subdivisions	208,450	1,394	-	209,844
Mortgage-backed securities-residential	34,382	212	3,007	31,587
Mortgage-backed securities-multi-family	88,874	-	14,277	74,597
Corporate debt securities	18,416	81	560	17,937
Total securities available-for-sale	$373,966	$1,687	$19,591	$356,062

(1)
Amortized cost excludes accrued interest receivable of $4.1 million and $4.5 million at December 31, 2025 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale as of quarter ended December 31, 2025 and June 30, 2025, as each of the securities in the portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At December 31, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$15,877	$-	$632	$15,245	$-	$15,877
State and political subdivisions	479,442	12,550	23,315	468,677	52	479,390
Mortgage-backed securities-residential	159,926	2,328	2,023	160,231	-	159,926
Mortgage-backed securities-multi-family	123,656	-	9,933	113,723	-	123,656
Corporate debt securities	31,982	132	1,128	30,986	563	31,419
Other securities	27	-	-	27	1	26
Total securities held-to-maturity	$810,910	$15,010	$37,031	$788,889	$616	$810,294

	At June 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$15,850	$-	$868	$14,982	$-	$15,850
State and political subdivisions	460,959	8,938	32,028	437,869	40	460,919
Mortgage-backed securities-residential	138,468	1,388	2,327	137,529	-	138,468
Mortgage-backed securities-multi-family	130,119	-	11,963	118,156	-	130,119
Corporate debt securities	31,270	55	1,756	29,569	507	30,763
Other securities	29	-	-	29	1	28
Total securities held-to-maturity	$776,695	$10,381	$48,942	$738,134	$548	$776,147

(1)
Amortized cost excludes accrued interest receivable of $6.1 million and $4.9 million at December 31, 2025 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

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

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of December 31, 2025, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

Index
The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

	For the three months ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$599	$466
Provision (benefit) for credit losses	17	(27)
Balance at end of period	$616	$439

	For the six months ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$548	$483
Provision (benefit) for credit losses	68	(44)
Balance at end of period	$616	$439

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025.

	Less than 12 Months			More than 12 Months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$39,744	$201	2	$7,516	$87	4	$47,260	$288	6
U.S. government sponsored enterprises	-	-	-	6,400	705	2	6,400	705	2
State and political subdivisions	-	-	-	43	-	1	43	-	1
Mortgage-backed securities-residential	6,753	79	2	20,024	2,552	17	26,777	2,631	19
Mortgage-backed securities-multi-family	-	-	-	75,911	12,763	30	75,911	12,763	30
Corporate debt securities	452	48	1	15,703	294	10	16,155	342	11
Total securities available-for-sale	46,949	328	5	125,597	16,401	64	172,546	16,729	69
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	15,245	632	5	15,245	632	5
State and political subdivisions	11,961	314	111	225,903	23,001	1,378	237,864	23,315	1,489
Mortgage-backed securities-residential	28,893	168	7	29,652	1,855	25	58,545	2,023	32
Mortgage-backed securities-multi-family	-	-	-	113,723	9,933	43	113,723	9,933	43
Corporate debt securities	5,423	77	2	17,681	1,051	14	23,104	1,128	16
Total securities held-to-maturity	46,277	559	120	402,204	36,472	1,465	448,481	37,031	1,585
Total securities	$93,226	$887	125	$527,801	$52,873	1,529	$621,027	$53,760	1,654

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

There were no transfers of securities available-for-sale to held-to-maturity during the three and six months ended December 31, 2025 and 2024. During the three and six months ended December 31, 2025, a loss of $576,000 was recognized from a sale of four securities available-for-sale with a total par value of $8.3 million. The proceeds were used to fund higher yielding investments. During the three and six months ended December 31, 2024, there were no sales of securities and no gains or losses were recognized.

The estimated fair values of debt securities at December 31, 2025, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$271,664	$272,844
After one year through five years	26,167	25,354
After five years through ten years	1,500	1,337
After ten years	-	-
Total securities available-for-sale	299,331	299,535
Mortgage-backed securities	127,179	112,055
Total securities available-for-sale	426,510	411,590

Securities held-to-maturity
Within one year	58,986	59,271
After one year through five years	169,946	171,572
After five years through ten years	220,514	208,486
After ten years	77,882	75,606
Total securities held-to-maturity	527,328	514,935
Mortgage-backed securities	283,582	273,954
Total securities held-to-maturity	810,910	788,889
Total securities	$1,237,420	$1,200,479

At December 31, 2025 and June 30, 2025, securities with an aggregate fair value of $1.1 billion and $1.0 billion, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At December 31, 2025 and June 30, 2025, securities with an aggregate fair value of $18.4 million and $18.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three and six months ended December 31, 2025 or 2024.

Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated credit loss of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and, therefore, no credit loss was recorded during the three and six months ended December 31, 2025 or 2024.

(4)
Loans and Allowance for Credit Losses on Loans

Loan segments are summarized below as of the dates indicated:

(In thousands)	December 31, 2025	June 30, 2025
Residential real estate	$414,829	$417,719
Commercial real estate	1,097,997	1,054,504
Home equity	40,574	34,103
Consumer	4,106	4,311
Commercial	129,678	116,769
Total gross loans (1)(2)	1,687,184	1,627,406
Allowance for credit losses on loans	(21,334)	(20,146)
Loans receivable, net	$1,665,850	$1,607,260

(1)	Loan balances include net deferred fees/(costs) of ($483,000) and ($567,000) at December 31, 2025 and June 30, 2025, respectively.
(2)	Loan balances exclude accrued interest receivable of $7.7 million and $7.0 million at December 31, 2025 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.3 million at December 31, 2025, of which there were four residential real estate loans totaling $668,000 and one commercial real estate loan totaling $142,000 in the process of foreclosure. Included in non-accrual loans were $2.0 million of loans which were less than 90 days past due at December 31, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. The activity in non-performing loans during the six months ended December 31, 2025, included $586,000 in loan repayments, $73,000 in charge-offs or transfers to foreclosure, and $860,000 of loans placed into nonperforming status.

Index
The following table sets forth information regarding delinquent and/or non-accrual loans as of December 31, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$3,228	$1,093	$903	$5,224	$409,605	$414,829	$2,294
Commercial real estate	322	188	173	683	1,097,314	1,097,997	605
Home equity	115	-	29	144	40,430	40,574	216
Consumer	57	3	17	77	4,029	4,106	17
Commercial	4	-	129	133	129,545	129,678	129
Total gross loans	$3,726	$1,284	$1,251	$6,261	$1,680,923	$1,687,184	$3,261

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$775	$1,362	$2,137	$415,582	$417,719	$2,265
Commercial real estate	-	209	367	576	1,053,928	1,054,504	628
Home equity	85	13	30	128	33,975	34,103	30
Consumer	20	3	2	25	4,286	4,311	2
Commercial	-	-	106	106	116,663	116,769	135
Total gross loans	$105	$1,000	$1,867	$2,972	$1,624,434	$1,627,406	$3,060

The Company had no accruing loans delinquent 90 days or more at December 31, 2025 and June 30, 2025.

Allowance for Credit Losses on Loans

The allowance for credit losses (“ACL”) for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans individually evaluated and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the ACL on loans for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one-year percent change in national GDP and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the ACL for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if an ACL on loans is required. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans individually evaluated, and/or changes in management’s assessment of the qualitative factors.

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

Index
The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended December 31, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at September 30, 2025	$4,700	$13,470	$311	$359	$2,452	$21,292
Charge-offs	(43)	-	-	(91)	(45)	(179)
Recoveries	2	1	-	22	14	39
Provision (benefit)	(34)	(52)	29	28	211	182
Balance at December 31, 2025	$4,625	$13,419	$340	$318	$2,632	$21,334

	Activity for the three months ended December 31, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at September 30, 2024	$4,475	$12,648	$232	$454	$1,972	$19,781
Charge-offs	-	-	-	(123)	(7)	(130)
Recoveries	-	1	-	25	9	35
Provision	56	284	2	58	105	505
Balance at December 31, 2024	$4,531	$12,933	$234	$414	$2,079	$20,191

	Activity for the six months ended December 31, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146
Charge-offs	(43)	-	-	(185)	(45)	(273)
Recoveries	2	2	-	55	14	73
Provision	53	803	80	67	385	1,388
Balance at December 31, 2025	$4,625	$13,419	$340	$318	$2,632	$21,334

	Activity for the six months ended December 31, 2024
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(200)	(13)	(275)
Recoveries	2	2	-	44	18	66
Provision (benefit)	336	718	35	70	(3)	1,156
Balance at December 31, 2024	$4,531	$12,933	$234	$414	$2,079	$20,191

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

Substandard

Substandard ratings are loans that possess well-defined weaknesses that jeopardize the orderly liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss, if the deficiencies are not corrected. Substandard ratings are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any.

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

Non-performing

Non-performing loans are loans in which the borrower has not made the scheduled payments of principal or interest and are generally loans over 90 days past due, and loans on non-accrual status.

Performing

Performing loans are those loans in which the borrower is making timely payments of both principal and interest as upon the agreed loan terms.

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the three and six months ended December 31, 2025:

	At December 31, 2025
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2026	2025	2024	2023	2022	Prior
Residential real estate
By payment activity status:
Performing	$18,581	$44,875	$52,771	$53,420	$81,330	$161,558	$-	$-	$412,535
Non-performing	-	-	-	-	53	2,241	-	-	2,294
Total residential real estate	18,581	44,875	52,771	53,420	81,383	163,799	-	-	414,829
Current period gross charge-offs	-	-	-	-	-	43	-	-	43

Commercial real estate
By internally assigned grade:
Pass	61,852	215,052	121,688	171,037	224,266	270,935	2,970	438	1,068,238
Special mention	-	-	479	1,152	645	3,239	-	-	5,515
Substandard	-	-	-	8,937	157	15,078	-	72	24,244
Total commercial real estate	61,852	215,052	122,167	181,126	225,068	289,252	2,970	510	1,097,997
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	1,766	2,635	4,072	2,118	205	1,024	28,038	500	40,358
Non-performing	-	-	-	-	-	12	204	-	216
Total home equity	1,766	2,635	4,072	2,118	205	1,036	28,242	500	40,574
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,045	1,040	1,061	499	209	159	76	-	4,089
Non-performing	-	-	17	-	-	-	-	-	17
Total Consumer	1,045	1,040	1,078	499	209	159	76	-	4,106
Current period gross charge-offs	176	7	-	-	-	1	1	-	185

Commercial
By internally assigned grade:
Pass	22,439	10,027	9,826	7,309	4,135	24,527	44,291	70	122,624
Special mention	-	-	-	-	33	281	98	-	412
Substandard	-	-	-	10	6,028	527	54	23	6,642
Total Commercial	$22,439	$10,027	$9,826	$7,319	$10,196	$25,335	$44,443	$93	$129,678
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$44	$-	$45

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

The Company had no loans classified doubtful or loss at December 31, 2025 or June 30, 2025. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At December 31, 2025, the allowance for credit losses on unfunded commitments totaled $1.5 million as compared to $1.8 million at June 30, 2025.

Index
Individually Evaluated Loans

Loans individually evaluated had an amortized cost basis of $947,000 and $751,000, with an allowance for credit losses on loans of $495,000 and $549,000 at December 31, 2025 and June 30, 2025, respectively. At December 31, 2025, the amortized cost basis of collateral dependent loans was $947,000 for residential real estate loans. At June 30, 2025, the amortized cost basis of collateral dependent loans was $751,000 for residential real estate loans. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

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

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the three months ended December 31, 2025
	Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$2,476	0.23%
Total	$2,476

	For the three months ended December 31, 2024
	Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$2,569	0.26%
Total	$2,569

	For the six months ended December 31, 2025
	Term extension		Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$72	0.01%	$2,476	0.23%
Total	$72		$2,476

	For the six months ended December 31, 2024
	Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$2,569	0.26%
Total	$2,569

Index
The following tables presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended December 31, 2025
Loan type	Interest rate reduction
Commercial real estate	Interest rates were reduced by an average of 1.00%

For the three months ended December 31, 2024
Loan type	Interest rate reduction
Commercial real estate	Interest rates were reduced by an average of 1.45%

For the six months ended December 31, 2025
Loan type	Term extension	Interest rate reduction
Commercial real estate	39-month term extension	Interest rates were reduced by an average of 1.00%

For the six months ended December 31, 2024
Loan type	Interest rate reduction
Commercial real estate	Interest rates were reduced by an average of 1.45%

There were no loans that had been modified with borrowers experiencing financial difficulty in the prior twelve months ended December 31, 2025, that had a payment default during the three and six months ended December 31, 2025.

There was one consumer loan that had been modified in the form of a term extension with a borrower experiencing financial difficulty in the prior twelve months ended December 31, 2024, that had a payment default during the three and six months ended December 31, 2024.

The Company closely monitors the performance of loans that have been modified. The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At December 31, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$2,847	$-	$-	$-	$2,847
Total	$2,847	$-	$-	$-	$2,847

	At December 31, 2024
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$6,645	$-	$-	$-	$6,645
Consumer	-	-	18	-	18
Total	$6,645	$-	$18	$-	$6,663

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At December 31, 2025 and June 30, 2025, the Company had no foreclosed real estate.

(5)
Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2025 and June 30, 2025, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$47,505	$-	$47,505	$-
U.S. government sponsored enterprises	6,400	-	6,400	-
State and political subdivisions	227,450	-	227,450	-
Mortgage-backed securities-residential	36,144	-	36,144	-
Mortgage-backed securities-multi-family	75,911	-	75,911	-
Corporate debt securities	18,180	-	18,180	-
Securities available-for-sale	411,590	-	411,590	-
Equity securities	398	398	-	-
Interest rate swaps	4,861	-	4,861	-
Total	$416,849	$398	$416,451	$-

Liabilities:
Interest rate swaps	$4,861	$-	$4,861	$-
Total	$4,861	$-	$4,861	$-

Index

	Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,453	$-	$10,453	$-
U.S. government sponsored enterprises	11,644	-	11,644	-
State and political subdivisions	209,844	-	209,844	-
Mortgage-backed securities-residential	31,587	-	31,587	-
Mortgage-backed securities-multi-family	74,597	-	74,597	-
Corporate debt securities	17,937	-	17,937	-
Securities available-for-sale	356,062	-	356,062	-
Equity securities	402	402	-	-
Interest rate swaps	4,733	-	4,733	-
Total	$361,197	$402	$360,795	$-

Liabilities:
Interest rate swaps	$4,733	$-	$4,733	$-
Total	$4,733	$-	$4,733	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations. Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans individually evaluated for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 21.3% to 89.6%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

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

		December 31, 2025		June 30, 2025
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Loans evaluated individually	3	$947	452	$751	$202

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

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$124,088	$124,088	$124,088	$-	$-
Long-term certificate of deposit	1,225	1,230	-	1,230	-
Securities available-for-sale	411,590	411,590	-	411,590	-
Securities held-to-maturity	810,294	788,889	-	788,889	-
Equity securities	398	398	398	-	-
Federal Home Loan Bank stock	10,224	10,224	-	10,224	-
Net loans receivable	1,665,850	1,610,875	-	-	1,610,875
Accrued interest receivable	17,985	17,985	-	17,985	-
Interest rate swap asset	4,861	4,861	-	4,861	-

Deposits	2,641,040	2,640,950	-	2,640,950	-
Borrowings	184,189	184,532	-	184,532	-
Subordinated notes payable, net	29,929	28,670	-	28,670	-
Accrued interest payable	1,167	1,167	-	1,167	-
Interest rate swap liability	4,861	4,861	-	4,861	-

	June 30, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$183,078	$183,078	$183,078	$-	$-
Long-term certificate of deposit	1,425	1,421	-	1,421	-
Securities available-for-sale	356,062	356,062	-	356,062	-
Securities held-to-maturity	776,147	738,134	-	738,134	-
Equity securities	402	402	402	-	-
Federal Home Loan Bank stock	5,504	5,504	-	5,504	-
Net loans receivable	1,607,260	1,536,150	-	-	1,536,150
Accrued interest receivable	16,381	16,381	-	16,381	-
Interest rate swap asset	4,733	4,733	-	4,733	-

Deposits	2,639,835	2,639,246	-	2,639,246	-
Borrowings	78,189	78,346	-	78,346	-
Subordinated notes payable, net	49,867	48,485	-	48,485	-
Accrued interest payable	1,271	1,271	-	1,271	-
Interest rate swap liability	4,733	4,733	-	4,733	-

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

The following tables present the notional amount and fair values of interest rate derivative positions:

	At December 31, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$170,065	$4,861	Other liabilities	$170,065	$4,861
Less cash collateral			-	Other liabilities		(4,820)
Total after netting			$4,861			$41

	At June 30, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$140,777	$4,733	Other liabilities	$140,777	$4,733
Less cash collateral			-	Other liabilities		(4,280)
Total after netting			$4,733			$453

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

Index
RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to seven years. The Company’s credit exposure transferred out was $413,000 and $506,000 as of December 31, 2025 and June 30, 2025, respectively. The Company transferred out RPAs with a notional amount of $22.5 million and $18.9 million as of December 31, 2025 and June 30, 2025, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between one to eleven years. The credit exposure associated with risk participations-ins was $893,000 and $1.0 million as of December 31, 2025 and June 30, 2025, respectively. The Company held RPAs with a notional amount of $143.7 million and $130.9 million as of December 31, 2025 and June 30, 2025, respectively.

(7)
Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and six months ended December 31, 2025 and 2024.

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024

Net Income	$10,292,000	$7,490,000	$19,162,000	$13,751,000
Weighted average shares - basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share - basic	$0.60	$0.44	$1.13	$0.81
Earnings per share - diluted	$0.60	$0.44	$1.13	$0.81

(8)
Dividends

On October 22, 2025, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share, which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of November 14, 2025, and was paid on November 28, 2025. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)
Employee Benefit Plans

Defined Benefit Plan

The Bank maintains a single-employer defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006 and elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006. Substantially all Bank employees who were hired before January 1, 2006, and attained the age of 21 are covered by the Pension Plan. Under the Pension Plan, retirement benefits are primarily a function of both years of service and level of compensation, at July 1, 2006. The Pension Plan is frozen.

On September 16, 2025, the Board of Directors approved the termination of the Pension Plan effective as of September 30, 2025. Pension Plan assets are sufficient to cover the estimated Pension Plan obligation as of period end. During the quarter ended December 31, 2025, the Company initiated the Pension Plan termination process and partially settled benefit obligations, recognizing a settlement charge of $199,000. The charge is included in other expenses in the accompanying consolidated statements of income.

Index
Information regarding the Pension Plan at period end are as follows:

(In thousands)
Change in projected benefit obligation:	December 31, 2025	June 30, 2025
Benefit obligation at beginning of period	$4,075	$4,119
Interest cost	107	213
Actuarial loss	700	(1)
Benefits paid	(888)	(256)
Benefit obligation at end of period	3,994	4,075

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,746	4,654
Actual return on plan assets	132	348
Employer contributions	-	-
Benefits paid	(888)	(256)
Fair value of plan assets at end of period	3,990	4,746
Under (Over) funded status at end of period included in other liabilities	$4	$(671)

The components of net periodic pension cost related to the Pension Plan during the three and six months ended December 31, 2025 and 2024 were as follows:

	For the three months ended December 31,
(In thousands)	2025	2024
Interest cost	$53	$53
Expected return on plan assets	(58)	(57)
Amortization of net loss	1	8
Effect of settlement	199	-
Net periodic pension expense	$195	$4

	For the six months ended December 31,
(In thousands)	2025	2024
Interest cost	$107	$106
Expected return on plan assets	(116)	(114)
Amortization of net loss	5	16
Effect of settlement	199	-
Net periodic pension expense	$195	$8

The accumulated benefit obligation for the pension plan was $4.0 million and $4.1 million at December 31, 2025 and June 30, 2025, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the three and six months ended December 31, 2025 consisted of the following:

(In thousands)	Three months ended December 31, 2025	Six months ended December 31, 2025
Actuarial loss on plan assets and benefit obligations	$(479)	$(479)
Deferred tax expense	128	128
Net change in plan assets and benefit obligations recognized in other comprehensive income	$(351)	$(351)

For the three and six months ended December 31, 2024, there were no changes in plan assets and benefit obligations recognized in other comprehensive income.

Index
Amounts recognized in the consolidated statements of financial condition related to our pension plan for the period ended December 31, 2025 and June 30, 2025 are as follows:

(In thousands)
Other liabilities:	December 31, 2025	June 30, 2025
Projected benefit obligation in deficit (surplus) of fair value of pension plan	$4	$(671)
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(768)	$(417)

The principal actuarial assumptions used at December 31, 2025 and June 30, 2025 was as follows were as follows:

Projected benefit obligation:	December 31, 2025	June 30, 2025
Discount rate	4.10%	5.37%
Net periodic pension expense:
Amortization period, in years	11	11
Discount rate	5.37%	5.30%
Expected long-term rate of return on plan assets	5.00%	5.00%

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

The weighted average asset allocation and fair value of our pension plan assets at December 31, 2025 and June 30, 2025 was as follows:

	December 31, 2025		June 30, 2025
(Dollars in thousands)	Fair Value		Fair Value
Money market	$414	10.5%	$1,382	29.1%
Mutual funds – fixed income	3,576	89.5	3,364	70.9
Total plan assets	$3,990	100.0%	$4,746	100.0%

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

The net periodic pension costs related to the SERP for the three and six months ended December 31, 2025 was $571,000, and $1.1 million, respectively, consisting primarily of service and interest costs, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $19.1 million at December 31, 2025, and $17.6 million at June 30, 2025, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Number of options outstanding, beginning of period	2,481,995	2,656,630	1,871,590	2,253,535
Options granted	-	-	634,405	651,595
Options forfeited	-	(12,000)	-	(12,000)
Options paid in cash upon vesting	(613,000)	(771,040)	(637,000)	(1,019,540)
Number of options outstanding, end of period	1,868,995	1,873,590	1,868,995	1,873,590

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2025	2024	2025	2024
Cash paid out on options vested	$2,840	$3,312	$2,917	$4,249
Compensation expense recognized	$862	$633	$1,470	$1,244

The total liability for the long-term incentive plan was $2.9 million and $4.4 million at December 31, 2025 and June 30, 2025, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended December 31, 2025 and 2024

(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – September 30, 2025	$(11,869)	$(417)	$(12,286)
Other comprehensive income (loss) before reclassification	514	(501)	13
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	422	-	422
Amortization of pension actuarial losses recognized in other expense, net	-	150	150
Other comprehensive income (loss) for the three months ended December 31, 2025	936	(351)	585
Balance – December 31, 2025	$(10,933)	$(768)	$(11,701)

Balance – September 30, 2024	$(13,612)	$(528)	$(14,140)
Other comprehensive loss before reclassification	(3,802)	-	(3,802)
Other comprehensive loss for the three months ended December 31, 2024	(3,802)	-	(3,802)
Balance – December 31, 2024	$(17,414)	$(528)	$(17,942)

Index
Activity for the six months ended December 31, 2025 and 2024

(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – June 30, 2025	$(13,119)	$(417)	$(13,536)
Other comprehensive income (loss) before reclassification	1,764	(501)	1,263
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	422	-	422
Amortization of pension actuarial losses recognized in other expense, net	-	150	150
Other comprehensive income (loss) for the six months ended December 31, 2025	2,186	(351)	1,835
Balance – December 31, 2025	$(10,933)	$(768)	$(11,701)

Balance – June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification	1,768	-	1,768
Other comprehensive income for the six months ended December 31, 2024	1,768	-	1,768
Balance – December 31, 2024	$(17,414)	$(528)	$(17,942)

(12)
Operating leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases at December 31, 2025 and June 30, 2025, and for the three and six months ended December 31, 2025 and 2024:

(In thousands)
Operating lease amounts:	December 31, 2025	June 30, 2025
Right-of-use assets	$2,044	$2,284
Lease liabilities	$2,139	$2,366

	For the three months ended December 31,
(In thousands)	2025	2024
Other information:
Operating outgoing cash flows from operating leases	$141	$125

Lease costs:
Operating lease cost	$130	$114
Variable lease cost	$11	$11

	For the six months ended December 31,
(In thousands)	2025	2024
Other information:
Operating outgoing cash flows from operating leases	$269	$250
Right-of-use assets obtained in exchange for new operating lease liabilities	-	117

Lease costs:
Operating lease cost	$270	$227
Variable lease cost	$22	$22

Index

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes as of December 31, 2025:

(In thousands, except weighted-average information)
Within the twelve months ended December 31,
2026	$290
2027	534
2028	463
2029	319
2030	298
Thereafter	487
Total undiscounted cash flow	2,391
Less net present value adjustment	(252)
Lease liability	$2,139

Weighted-average remaining lease term (years)	5.52
Weighted-average discount rate	3.67%

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

The Company’s unfunded loan commitments and unused lines of credit are as follows at December 31, 2025 and June 30, 2025:

(In thousands)	December 31, 2025	June 30, 2025
Unfunded loan commitments	$129,318	$164,348
Unused lines of credit	128,903	110,943
Standby letters of credit	543	793
Total credit-related financial instruments with off-balance sheet risk	$258,764	$276,084

The Company enters into contractual commitments to extend credit to its customers in the form of loan commitments and lines of credit, generally with fixed expiration dates and other termination clauses, and may require payment of a fee. Substantially all of the Company's commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding and are often secured by real estate collateral. Since the majority of the Company's commitments typically expire without being funded, the total contractual amount does not necessarily represent the Company's future payment requirements.

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At December 31, 2025, the allowance for credit losses on unfunded commitments totaled $1.5 million as compared to $1.8 million at June 30, 2025.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	December 31, 2025	June 30, 2025
Gross investment in solar tax credit investments	$7,609	$2,586
Accumulated amortization	(6,671)	(2,586)
Net investment in solar tax credit investments	$938	$-

Unfunded commitments for solar tax credit investments	$1,372	$6,381

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable, and prepaid expenses and other assets within the Company’s consolidated statements of financial condition and represents the Company’s maximum exposure to loss.

(15)
  Subsequent events

On January 21, 2026, the Board of Directors announced a cash dividend for the quarter ended December 31, 2025, of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter. The dividend will be payable to stockholders of record as of February 13, 2026, and is expected to be paid on February 27, 2026. Greene County Bancorp, MHC has historically waived its right to receive dividends from the Company however, for purposes of cash flow, Greene County Bancorp, MHC does not intend to waive its receipt of these dividends to be paid by the Company for the quarter ended December 31, 2025.

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

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue and is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

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

Credit risk is the risk to the Company’s earnings and shareholders’ equity that results from customers to whom loans have been made and to the issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

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

Index
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

Comparison of Financial Condition at December 31, 2025 and June 30, 2025

ASSETS

Total assets of the Company were $3.1 billion at December 31, 2025 and $3.0 billion at June 30, 2025, an increase of $106.4 million, or 3.5%. Securities available-for-sale and held-to-maturity increased $89.7 million, or 7.9%, to $1.2 billion at December 31, 2025 as compared to $1.1 billion at June 30, 2025. Net loans receivable increased $58.6 million, or 3.6%, to $1.7 billion at December 31, 2025 as compared to $1.6 billion at June 30, 2025.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $124.1 million at December 31, 2025 and $183.1 million at June 30, 2025, a decrease of $59.0 million, or 32.2%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of December 31, 2025 and June 30, 2025.

SECURITIES

Securities available-for-sale and held-to-maturity increased $89.7 million, or 7.9%, to $1.2 billion at December 31, 2025 as compared to $1.1 billion at June 30, 2025. Securities purchases totaled $459.6 million during the six months ended December 31, 2025, and consisted primarily of $219.3 million of U.S. Treasuries, $189.5 million of state and political subdivision securities, $37.9 million of mortgage-backed securities, $9.0 million of corporate debt securities, and $3.9 million of collateralized mortgage obligations. Principal pay-downs and maturities during the six months ended December 31, 2025 amounted to $364.9 million, primarily consisting of $180.0 million of U.S. Treasuries, $153.4 million of state and political subdivision securities, $21.3 million of mortgage-backed securities, $8.3 million of corporate debt securities, and $1.9 million of collateralized mortgage obligations. Sales during the quarter ended December 31, 2025, amounted to $5.4 million of Federal Agency securities and $ 2.9 million of U.S. Treasury securities. At December 31, 2025, 57.8% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 32.4% of our securities portfolio at December 31, 2025, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of December 31, 2025 and June 30, 2025. Refer to the financial statements Note 3, Securities for the complete fair value of securities.

	December 31, 2025		June 30, 2025
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$47,505	3.9%	$10,453	0.9%
U.S. government sponsored enterprises	6,400	0.5	11,644	1.0
State and political subdivisions	227,450	18.6	209,844	18.5
Mortgage-backed securities-residential	36,144	3.0	31,587	2.8
Mortgage-backed securities-multifamily	75,911	6.2	74,597	6.6
Corporate debt securities	18,180	1.5	17,937	1.6
Total securities available-for-sale	411,590	33.7	356,062	31.4
Securities held-to-maturity:
U.S. Treasury securities	15,877	1.3	15,850	1.4
State and political subdivisions	479,390	39.2	460,919	40.7
Mortgage-backed securities-residential	159,926	13.1	138,468	12.2
Mortgage-backed securities-multifamily	123,656	10.1	130,119	11.6
Corporate debt securities	31,419	2.6	30,763	2.7
Other securities	26	0.0	28	0.0
Total securities held-to-maturity	810,294	66.3	776,147	68.6
Total securities (at carrying value)	$1,221,884	100.0%	$1,132,209	100.0%

There was no allowance for credit losses on securities available-for-sale as of either period presented as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. The allowance for credit losses on securities held-to-maturity was $616,000 and $548,000 at December 31, 2025 and June 30, 2025, respectively.

LOANS

Net loans receivable increased $58.6 million, or 3.6%, to $1.7 billion at December 31, 2025 as compared to $1.6 billion at June 30, 2025. Loan growth experienced during the six months ended December 31, 2025, consisted primarily of $43.5 million in commercial real estate loans, $12.9 million in commercial loans, and $6.5 million in home equity loans. The allowance for credit losses on loans increased $1.2 million, or 5.9%, to $21.3 million at December 31, 2025 as compared to $20.1 million at June 30, 2025. The increase in the allowance for credit losses was primarily attributable to an increase in loan volume. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in its loan originations and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
The following tables present the composition of the Company’s loan portfolio at amortized cost in dollar amounts and percentages as of the dates indicated.

	December 31, 2025		June 30, 2025
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$414,829	24.6%	$417,719	25.7%
Commercial real estate	1,097,997	65.1	1,054,504	64.8
Home equity	40,574	2.4	34,103	2.1
Consumer	4,106	0.2	4,311	0.3
Commercial	129,678	7.7	116,769	7.1
Total gross loans(1)(2)	1,687,184	100.0%	1,627,406	100.0%
Allowance for credit losses on loans	(21,334)		(20,146)
Total net loans	$1,665,850		$1,607,260

(1)
Loan balances include net deferred fees/(costs) of ($483,000) and ($567,000) at December 31, 2025 and at June 30, 2025, respectively.

(2)
Loan balances exclude accrued interest receivable of $7.7 million and $7.0 million at December 31, 2025 and at June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Commercial and commercial real estate loans classified as substandard and special mention totaled $36.8 million at December 31, 2025, and $39.4 million at June 30, 2025, a decrease of $2.6 million. The decrease in the loans classified during the period ended December 31, 2025, was primarily due to upgrades of commercial real estate loans that were considered to be performing and paying in accordance with the terms of their loan agreements and commercial real estate loans that were paid off during the period. Of the loans classified as substandard or special mention, $36.1 million were performing at December 31, 2025. There were no loans classified as doubtful or loss at December 31, 2025 or June 30, 2025.

The following table presents commercial real estate loans by concentrations:

	At December 31, 2025
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$43,718	4.0%
Mixed use real estate	28,462	2.6
Office building	20,932	1.9
Retail	18,069	1.6
Firehouse	9,710	0.9
Other	44,356	4.0
Total owner occupied	165,247	15.0

Non-owner occupied:
Multi-family	288,254	26.3
Retail plaza	135,495	12.3
Mixed use real estate	106,377	9.7
Office building	86,679	7.9
Construction	77,586	7.1
Motel/hotel	61,890	5.6
Warehouse	53,610	4.9
Other	122,750	11.2
Total non-owner occupied	932,750	85.0
Total commercial real estate	$1,097,997	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 85.0% in non-owner occupied loans and 15.0% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 57.7%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 50.1%, as of December 31, 2025. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster, Rensselaer, and Saratoga Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

Index
As of December 31, 2025, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $288.3 million, or 26.3% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of December 31, 2025, the weighted average LTV was approximately 57.3% for the non-owner occupied multi-family loan segment.

As of December 31, 2025, non-owner occupied construction loans were $77.6 million, or 7.1% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects. High volatility commercial real estate loan exposure totaled $7.2 million of the Company’s construction exposure. Construction loans are primarily comprised of approximately 41.2% multi-family buildings, 23.6% mixed use real estate, 12.4% self-storage and 12.0% condominiums.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $86.7 million, or 7.9% of total commercial real estate loans as of December 31, 2025. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of December 31, 2025, the weighted average LTV was approximately 59.0% for the non-owner occupied office loan segment.

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

The ACL on loans totaled $21.3 million at December 31, 2025, compared to $20.1 million at June 30, 2025. The ACL on loans to total loans receivable was 1.26% at December 31, 2025 compared to 1.24% at June 30, 2025. The increase in the ACL on loans from December 31, 2025 to June 30, 2025, was primarily attributable to an increase in loan volume and growth in securities held-to-maturity that require an allowance.

Net charge-offs on loans amounted to $140,000 and $95,000 for the three months ended December 31, 2025 and 2024, respectively, an increase of $45,000. Net charge-offs totaled $200,000 and $209,000 for the six months ended December 31, 2025 and 2024, respectively. There were no material charge-offs in any loan segment during the three and six months ended December 31, 2025.

At December 31, 2025, the allowance for credit losses on unfunded commitments totaled $1.5 million as compared to $1.8 million at June 30, 2025, a decrease of $319,000, or 18.0%. The decrease in the provision for the six months ended December 31, 2025, was primarily due to a decrease in the Company’s contractual obligation to extend credit.

Index
Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due, and other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of December 31, 2025, three loans have been modified in the last 12 months with a total amortized basis of $2.8 million. As of December 31, 2024, there were four loans modified with a total amortized basis of $6.7 million.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	December 31, 2025	June 30, 2025
Non-accrual loans:
Residential real estate	$2,294	$2,265
Commercial real estate	605	628
Home equity	216	30
Consumer	17	2
Commercial	129	135
Total non-accrual loans	$3,261	$3,060
Total non-performing assets	$3,261	$3,060

Non-accrual loans to total loans	0.20%	0.19%
Non-performing loans to total loans	0.20%	0.19%
Non-performing assets to total assets	0.10%	0.10%
Allowance for credit losses on loans to non-performing loans	654.22%	658.37%
Allowance for credit losses on loans to non-accrual loans	654.22%	658.37%

At December 31, 2025 and June 30, 2025, there were no loans delinquent greater than 90 days and accruing.

Non-performing assets amounted to $3.3 million and $3.1 million at December 31, 2025 and June 30, 2025, respectively. Loans on non-accrual status totaled $3.3 million at December 31, 2025, of which there were four residential real estate loans totaling $668,000 and one commercial real estate loans totaling $142,000 in the process of foreclosure. Included in non-accrual loans were $2.0 million of loans which were less than 90 days past due at December 31, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due.

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

Index
Deposits totaled $2.6 billion at December 31, 2025 and June 30, 2025, respectively. The Company had $31.6 million and $51.6 million brokered deposits at December 31, 2025 and June 30, 2025, respectively. NOW deposits increased $48.1 million, or 2.5%, when comparing December 31, 2025 and June 30, 2025. Certificates of deposits decreased $22.2 million, or 9.7%, money market deposits decreased $16.1 million, or 15.7%, noninterest bearing deposits decreased $5.0 million, or 4.5%, and savings deposits decreased $3.6 million, or 1.4%, when comparing December 31, 2025 and June 30, 2025.

The following table summarizes deposits by major categories:

(Dollars in thousands)	December 31, 2025	Percentage of portfolio	June 30, 2025	Percentage of portfolio
Noninterest-bearing deposits	$105,171	4.0%	$110,163	4.2%
Certificates of deposit	205,948	7.8	228,174	8.6
Savings deposits	242,930	9.2	246,488	9.3
Money market deposits	86,686	3.3	102,787	3.9
NOW deposits	2,000,305	75.7	1,952,223	74.0
Total deposits	$2,641,040	100.0%	$2,639,835	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	December 31, 2025	Percentage of portfolio	June 30, 2025	Percentage of portfolio
Business deposits	$511,930	19.4%	$499,964	18.9%
Retail deposits	910,168	34.4	903,767	34.2
Municipal deposits	1,187,377	45.0	1,184,514	44.9
Brokered deposits	31,565	1.2	51,590	2.0
Total deposits	$2,641,040	100.0%	$2,639,835	100.0%

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

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	December 31, 2025	June 30, 2025
Estimated amount of uninsured for the Bank of Greene County	$361,606	$388,060
Estimated amount of uninsured for Greene County Commercial Bank(1)	1,092,354	1,049,268
Uninsured deposits, per regulatory requirements	$1,453,960	$1,437,328

(1)
All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

Index
The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	December 31, 2025	June 30, 2025
Uninsured deposits, per regulatory requirements	$1,453,960	$1,437,328
Less: Affiliate deposits	(40,896)	(59,018)
Collateralized deposits	(1,092,354)	(1,049,268)
Uninsured deposits, after exclusions	$320,710	$329,042

Immediately available liquidity(1)	$337,371	$422,398
Uninsured deposits coverage	105.2%	128.4%

(1)
Reflects $124.1 million and $183.1 million of cash and cash equivalents, $194.9 million and $221.1 million of remaining borrowing capacity from the Federal Home Loan Bank, and $18.4 million and $18.2 million of remaining borrowing capacity from the Federal Reserve Bank, as of December 31, 2025 and June 30, 2025, respectively.

Uninsured deposits after exclusions represent 12.1% and 12.5% of total deposits as of December 31, 2025 and June 30, 2025, respectively. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

BORROWINGS

At December 31, 2025, the Bank had pledged approximately $681.5 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $429.0 million at December 31, 2025, of which there were $180.0 million of overnight borrowings, $4.2 million long-term fixed rate borrowings and $50.0 million irrevocable municipal letters of credit outstanding at December 31, 2025. At June 30, 2025, the Bank had $74.0 million in overnight borrowings, $4.2 million of long-term fixed rate borrowings and $90.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0.0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At December 31, 2025 and June 30, 2025, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027, and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028.

The Bank pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At December 31, 2025 and June 30, 2025, approximately $18.4 million and $18.2 million, respectively, of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were zero overnight borrowings outstanding with the Federal Reserve Bank at December 31, 2025 and June 30, 2025.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $90.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were zero borrowings outstanding with these lines of credit for the Bank at December 31, 2025 and June 30, 2025.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements (“SNPAs”) with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 17, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months. These notes were callable on September 17, 2025 and had a floating interest rate of 8.99%. On October 1, 2025, the Company redeemed the entire outstanding principal amount of $20.0 million. The redemption was funded by cash on hand.

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At December 31, 2025, there were $29.9 million of these SNPAs outstanding, net of issuance costs.

Index
The sales of the SNPAs were made in a private placement to accredited investors under the exemption from registration provided under Securities and Exchange Commission Rule 506. The Notes are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For regulatory purposes, the Company allocated the SNPAs to the Bank of Greene County to qualify as Tier 1 capital subject to a 25.0% of capital limitation under risk-based capital guidelines. The portion that exceeds 25.0% of capital limitation qualifies as Tier 2 capital.

At December 31, 2025, there were no other long-term borrowings and therefore, no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $258.3 million at December 31, 2025 as compared to $238.8 million at June 30, 2025, resulting primarily from net income of $19.2 million and a decrease in accumulated other comprehensive loss of $1.8 million, partially offset by dividends declared and paid of $1.6 million.

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

The Federal Reserve has reduced the federal funds interest rate by 100 basis points in the third and fourth quarters of 2024, and 75 basis points in the third and fourth quarters of 2025, from the recent high of 5.25 percent. With the recent Federal Reserve rate cuts, the long-term interest rates began to decrease. This resulted in the fair values of the fixed income bond portfolio to increase and therefore decreased the unrealized loss position as of December 31, 2025. Additionally, the Company continued to purchase investment securities in the higher interest rate environment, decreasing the unrealized loss position.

On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. For the three and six months ended December 31, 2025, the Company did not repurchase any shares.

Selected Equity Data:
	At December 31, 2025	At June 30, 2025
Shareholders’ equity to total assets, at end of period	8.21%	7.85%
Book value per share(1)	$15.17	$14.03
Closing market price of common stock	$22.23	$22.22

	For the six months ended December 31,
	2025	2024
Average shareholders’ equity to average assets	8.23%	7.71%
Dividend payout ratio(2)	17.70%	22.22%
Actual dividends paid to net income(3)	8.17%	22.33%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended March 31, 2024, June 30, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025. Dividends declared during the three months ended September 30, 2024, and December 31, 2024, were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Three and Six Months Ended December 31, 2025 and 2024

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and six months ended December 31, 2025 and 2024. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates. No tax equivalent adjustments made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended December 31,
	2025			2024
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,680,049	$22,413	5.34%	$1,517,478	$19,480	5.13%
Securities non-taxable	682,463	5,422	3.18	657,173	4,943	3.01
Securities taxable	549,075	4,696	3.42	467,014	3,550	3.04
Interest-bearing bank balances and federal funds	82,301	910	4.42	112,245	1,397	4.98
FHLB stock	3,450	56	6.49	2,353	48	8.16
Total interest-earning assets	2,997,338	33,497	4.47%	2,756,263	29,418	4.27%
Cash and due from banks	13,348			12,124
Allowance for credit losses on loans	(21,403)			(19,861)
Allowance for credit losses on securities held-to-maturity	(599)			(465)
Other noninterest-earning assets	113,064			102,531
Total assets	$3,101,748			$2,850,592

Interest-Bearing Liabilities:
Savings and money market deposits	$328,027	$350	0.43%	$344,438	$368	0.43%
NOW deposits	2,106,237	11,778	2.24	1,903,899	12,637	2.65
Certificates of deposit	211,392	1,797	3.40	172,089	1,733	4.03
Borrowings	60,190	513	3.41	65,348	612	3.75
Total interest-bearing liabilities	2,705,846	14,438	2.13%	2,485,774	15,350	2.47%
Noninterest-bearing deposits	108,946			117,809
Other noninterest-bearing liabilities	33,869			30,597
Shareholders' equity	253,087			216,412
Total liabilities and equity	$3,101,748			$2,850,592

Net interest income		$19,059			$14,068
Net interest rate spread			2.34%			1.80%
Net earnings assets	$291,492			$270,489
Net interest margin			2.54%			2.04%
Average interest-earning assets to average interest-bearing liabilities	110.77%			110.88%

(1)
Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index

	Six months ended December 31,
	2025			2024
(Dollars in thousands	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,663,954	$44,386	5.34%	$1,503,778	$38,723	5.15%
Securities non-taxable	675,992	10,688	3.16	633,256	9,411	2.97
Securities taxable	509,835	8,565	3.36	454,929	6,864	3.02
Interest-bearing bank balances and federal funds	60,389	1,384	4.58	78,760	2,086	5.30
FHLB stock	3,174	97	6.11	2,199	103	9.37
Total interest-earning assets	2,913,344	65,120	4.47%	2,672,922	57,187	4.28%
Cash and due from banks	12,858			12,223
Allowance for credit losses on loans	(20,874)			(19,504)
Allowance for credit losses on securities held-to-maturity	(574)			(474)
Other noninterest-earning assets	110,232			101,469
Total assets	$3,014,986			$2,766,636

Interest-Bearing Liabilities:
Savings and money market deposits	$336,268	770	0.46%	$352,392	$799	0.45%
NOW deposits	2,009,615	22,874	2.28	1,813,606	24,379	2.69
Certificates of deposit	210,926	3,644	3.46	160,417	3,366	4.20
Borrowings	65,717	1,253	3.81	74,504	1,439	3.86
Total interest-bearing liabilities	2,622,526	28,541	2.18%	2,400,919	29,983	2.50%
Noninterest-bearing deposits	110,388			121,551
Other noninterest-bearing liabilities	33,958			30,752
Shareholders' equity	248,114			213,414
Total liabilities and equity	$3,014,986			$2,766,636

Net interest income		$36,579			$27,204
Net interest rate spread			2.29%			1.78%
Net earnings assets	$290,818			$272,003
Net interest margin			2.51%			2.04%
Average interest-earning assets to average interest-bearing liabilities	111.09%			111.33%

(1)
Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Non-GAAP to GAAP Reconciliation

The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin	For the three months ended December 31,		For the six months ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Net interest income (GAAP)	$19,059	$14,068	$36,579	$27,204
Tax-equivalent adjustment(1)	2,174	1,867	4,284	3,579
Net interest income fully taxable-equivalent basis (non-GAAP)	$21,233	$15,935	$40,863	$30,783

Average interest-earning assets (GAAP)	$2,997,338	$2,756,263	$2,913,344	$2,672,922
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.83%	2.31%	2.81%	2.30%

(1)
Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended December 31, 2025 and 2024, respectively.

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

	Three months ended December 31, 2025 versus 2024			Six months ended December 31, 2025 versus 2024
	Increase/(decrease) Due to		Total increase/	Increase/(decrease) Due to		Total increase/
(In thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$2,122	$811	$2,933	$4,206	$1,457	$5,663
Securities non-taxable	194	285	479	656	621	1,277
Securities taxable	670	476	1,146	880	821	1,701
Interest-bearing bank balances and federal funds	(343)	(144)	(487)	(444)	(258)	(702)
FHLB stock	19	(11)	8	37	(43)	(6)
Total interest-earning assets	2,662	1,417	4,079	5,335	2,598	7,933

Interest-bearing liabilities:
Savings and money market deposits	(18)	0	(18)	(43)	14	(29)
NOW deposits	1,240	(2,099)	(859)	2,461	(3,966)	(1,505)
Certificates of deposit	360	(296)	64	939	(661)	278
Borrowings	(46)	(53)	(99)	(168)	(18)	(186)
Total interest-bearing liabilities	1,536	(2,448)	(912)	3,189	(4,631)	(1,442)
Net change in net interest income	$1,126	$3,865	$4,991	$2,146	$7,229	$9,375

(1)
Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.33% for the three months ended December 31, 2025 as compared to 1.05% for the three months ended December 31, 2024. Annualized return on average equity increased to 16.27% for the three months ended December 31, 2025 as compared to 13.84% for the three months ended December 31, 2024. Annualized return on average assets increased to 1.27% for the six months ended December 31, 2025 as compared to 0.99% for the six months ended December 31, 2024. Annualized return on average equity increased to 15.45% for the six months ended December 31, 2025 as compared to 12.89% for the six months ended December 31, 2024. The increase in return on average assets and average equity for the three and six months ended December 31, 2025 was primarily the result of net income outpacing growth in the balance sheet.

Net income amounted to $10.3 million for the three months ended December 31, 2025 as compared to $7.5 million for the three months ended December 31, 2024, an increase of $2.8 million. Net income amounted to $19.2 million for the six months ended December 31, 2025 as compared to $13.8 million for the six months ended December 31, 2024, an increase of $5.4 million.

Average assets increased $251.2 million, or 8.8%, to $3.1 billion for the three months ended December 31, 2025 as compared to $2.9 billion for the three months ended December 31, 2024. Average equity increased $36.7 million, or 17.0%, to $253.1 million for the three months ended December 31, 2025 as compared to $216.4 million for the three months ended December 31, 2024. Average assets increased $248.4 million, or 9.0%, to $3.0 billion for the six months ended December 31, 2025 as compared to $2.8 billion for the six months ended December 31, 2024. Average equity increased $34.7 million, or 16.3%, to $248.1 million for the six months ended December 31, 2025 as compared to $213.4 million for the six months ended December 31, 2024.

Index
INTEREST INCOME

Interest income amounted to $33.5 million for the three months ended December 31, 2025 as compared to $29.4 million for the three months ended December 31, 2024, an increase of $4.1 million, or 13.9%. Interest income amounted to $65.1 million for the six months ended December 31, 2025 as compared to $57.2 million for the six months ended December 31, 2024, an increase of $7.9 million, or 13.9%. The increase in the average balances on loans and securities had the greatest impact on interest income when comparing the 2025 and 2024 periods. The increase in yields of loans and securities also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $162.6 million and $160.2 million and the yield on loans increased 21 and 19 basis points when comparing the three and six months ended December 31, 2025 and 2024, respectively. The average balance of securities increased $107.4 million and $97.6 million and the yield on such securities increased 27 and 26 basis points when comparing the three and six months ended December 31, 2025 and 2024, respectively. Average interest-bearing bank balances and federal funds decreased $29.9 million and $18.4 million and the yield on interest-bearing bank balances and federal funds decreased 56 and 72 basis points when comparing the three and six months ended December 31, 2025 and 2024, respectively.

INTEREST EXPENSE

Interest expense amounted to $14.4 million for the three months ended December 31, 2025 as compared to $15.4 million for the three months ended December 31, 2024, a decrease of $912,000, or 5.9%. Interest expense amounted to $28.5 million for the six months ended December 31, 2025 as compared to $30.0 million for the six months ended December 31, 2024, a decrease of $1.4 million, or 4.8%. The decrease during the three and six months ended December 31, 2025, was primarily due to the decrease in the average cost of funds, partially offset by the increase in the average balance of interest-bearing liabilities. The decrease in the cost of NOW deposits had the greatest impact on interest expense when comparing the three and six months ended December 31, 2025 and 2024.

The cost of NOW deposits decreased 41 basis points for the three and six months ended December 31, 2025 and 2024, respectively, and the cost of certificates of deposit decreased 63 and 74 basis points when comparing the three and six months ended December 31, 2025 and 2024, respectively. The growth in interest-bearing liabilities was primarily due to an increase in average NOW deposits of $202.3 million and $196.0 million and an increase in average certificates of deposits of $39.3 million and $50.5 million when comparing the three and six months ended December 31, 2025 and 2024, respectively. This was partially offset by a decrease in average savings and money market deposits of $16.4 million and $16.1 million, and a decrease in borrowings of $5.2 million and $8.8 million when comparing the three and six months ended December 31, 2025 and 2024. Yields on interest-bearing deposits decreased when comparing the three and six months ended December 31, 2025 and 2024, as the Company continued a strategic reduction in deposit rates that aligns with the Federal Reserve’s rate cuts.

NET INTEREST INCOME

Net interest income increased $5.0 million to $19.1 million for the three months ended December 31, 2025, from $14.1 million for the three months ended December 31, 2024. Net interest income increased $9.4 million to $36.6 million for the six months ended December 31, 2025, from $27.2 million for the six months ended December 31, 2024. The increase in net interest income for the three and six months ended December 31, 2025, was due to an increase in the average balance of interest-earning assets, which increased $241.1 million and $240.4 million when comparing the three and six months ended December 31, 2025 and 2024, respectively, an increase in interest rates earned on interest-earning assets, which increased 20 and 19 basis points when comparing the three and six months ended December 31, 2025 and 2024, respectively, and a decrease in interest rates earned on interest-bearing liabilities, which decreased 34 and 32 basis points when comparing the three and six months ended December 31, 2025 and 2024, respectively. The increase in net interest income was offset by an increase in the average balance of interest-bearing liabilities, which increased $220.1 million and $221.6 million when comparing the three and six months ended December 31, 2025 and 2024, respectively.

Net interest rate spread increased 54 basis points to 2.34% for the three months ended December 31, 2025 as compared to 1.80% for the three months ended December 31, 2024. Net interest rate spread increased 51 basis points to 2.29% for the six months ended December 31, 2025 as compared to 1.78% for the six months ended December 31, 2024.

Net interest margin increased 50 basis points to 2.54% for the three months ended December 31, 2025 as compared to 2.04% for the three months ended December 31, 2024. Net interest margin increased 47 basis points to 2.51% for the six months ended December 31, 2025 as compared to 2.04% for the six months ended December 31, 2024. The increase in net interest rate spread and margin during the three and six months ended December 31, 2025, was due to increases in interest income on loans and securities, as they continue to reprice at higher yields and the interest rates earned on new balances were higher than the historic low levels from the prior periods, and the reduction in deposit rates.

Index
Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 2.83% and 2.31% for the three months ended December 31, 2025 and 2024, respectively, and was 2.81% and 2.30% for the six months ended December 31, 2025 and 2024, respectively.

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

PROVISION FOR CREDIT LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses amounted to $199,000 and $478,000 for the three months ended December 31, 2025 and 2024, respectively, and $1.5 million and $1.1 million for the six months ended December 31, 2025 and 2024, respectively. The provision for the six months ended December 31, 2025, was primarily attributable to an increase in loan volume and growth in securities held-to-maturity that require an allowance. The allowance for credit losses on loans to total loans receivable was 1.26% at December 31, 2025 as compared to 1.24% at June 30, 2025.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended December 31,		Change from prior year		For the six months ended December 31,		Change from prior year
Noninterest income:	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Service charges on deposit accounts	$1,306	$1,273	$33	2.6%	$2,604	$2,499	$105	4.2%
Debit card fees	1,103	1,063	40	3.8	2,203	2,164	39	1.8
Investment services	271	252	19	7.5	548	500	48	9.6
E-commerce fees	29	34	(5)	(14.7)	56	71	(15)	(21.1)
Bank-owned life insurance	674	637	37	5.8	1,326	1,285	41	3.2
Net loss on sale of securities available-for-sale	(576)	-	(576)	100.0	(576)	-	(576)	100.0
Other operating income	349	616	(267)	(43.3)	981	1,093	(112)	(10.2)
Total noninterest income	$3,156	$3,875	$(719)	(18.6)%	$7,142	$7,612	$(470)	(6.2)%

Noninterest income decreased $719,000, or 18.6%, to $3.2 million for the three months ended December 31, 2025 compared to $3.9 million for the three months ended December 31, 2024. The decrease during the three months ended December 31, 2025, was primarily due to a $576,000 loss on sales of securities available-for-sale, a decrease in income earned on customer interest rate swap contracts of $209,000 and a $99,000 decrease in loan fees, including in other operating income. Noninterest income decreased $470,000, or 6.2%, to $7.1 million for the six months ended December 31, 2025 as compared to $7.6 million for the six months ended December 31, 2024. The decrease during the six months ended December 31, 2025, was primarily due to a $576,000 loss on sales of securities available-for-sale and a decrease in loan fees of $103,000.

Index
NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended December 31,		Change from prior year		For the six months ended December 31,		Change from prior year
Noninterest expense:	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$6,223	$5,653	$570	10.1%	$12,379	$11,531	$848	7.4%
Occupancy expense	656	615	41	6.7	1,309	1,251	58	4.6
Equipment and furniture expense	214	193	21	10.9	419	343	76	22.2
Service and data processing fees	781	773	8	1.0	1,568	1,540	28	1.8
Computer software, supplies and support	558	404	154	38.1	998	759	239	31.5
Advertising and promotion	147	127	20	15.7	247	204	43	21.1
FDIC insurance premiums	370	347	23	6.6	737	669	68	10.2
Legal and professional fees	479	245	234	95.5	885	609	276	45.3
Other	1,031	1,029	2	0.2	1,978	2,030	(52)	(2.6)
Total noninterest expense	$10,459	$9,386	$1,073	11.4%	$20,520	$18,936	$1,584	8.4%

Noninterest expense increased $1.1 million, or 11.4%, to $10.5 million for the three months ended December 31, 2025 compared to $9.4 million for the three months ended December 31, 2024. The increase during the three months ended December 31, 2025, was primarily due to an increase of $570,000 in salaries and employee benefits, an increase of $234,000 in legal and professional fees, an increase of $193,000 of defined benefit pension expense due to the Board approved termination of the Pension Plan, included in other expenses, and an increase of $154,000 in computer software, supplies and support expenses. This was partially offset by a $197,000 decrease in the unfunded commitment expense, due to a decrease in the Company’s contractual obligation to extend credit, included in other expenses. Noninterest expense increased $1.6 million, or 8.4%, to $20.5 million for the six months ended December 31, 2025 compared to $18.9 million for the six months ended December 31, 2024. The increase during the six months ended December 31, 2025, was primarily due to an increase of $848,000 in salaries and employee benefits costs, an increase of $276,000 in legal and professional fees, an increase of $252,000 in charitable contributions as the Bank made a $250,000 charitable donation to the Bank of Greene County Charitable Foundation, included in other expense, an increase of $239,000 in computer software, supplies and support fees, and an increase of $188,000 of defined benefit pension expense. This was partially offset by a $744,000 decrease in the unfunded commitment expense.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 10.9% and 11.9% for the three and six months ended December 31, 2025, and 7.3% and 6.9% for the three and six months ended December 31, 2024, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance and tax credits, to arrive at the effective tax rate. The increase during the three and six months ended December 31, 2025, is primarily due to higher pre-tax income and reflects a lower mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and/or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2025, the Company had $124.1 million in cash and cash equivalents, representing 3.9% of total assets, and had $379.0 million available in unused lines of credit.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $760.7 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

Index
The Company had $31.6 million and $51.6 million brokered deposits as of December 31, 2025 and June 30, 2025, respectively.

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

At December 31, 2025, liquidity measures were as follows:

 Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	8.22%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	29.31%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	50.13%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	106.25%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	13.20%

The Company’s off-balance sheet credit exposures at December 31, 2025:

(In thousands)
Unfunded loan commitments	$129,318
Unused lines of credit	128,903
Standby letters of credit	543
Total commitments	$258,764

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

Index
The Bank of Greene County and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at December 31, 2025 and June 30, 2025.

(Dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions		Capital conservation buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of December 31, 2025:
Total risk-based capital	$315,317	16.9%	$149,393	8.0%	$186,742	10.0%	8.89%	2.50%
Tier 1 risk-based capital	291,974	15.6	112,045	6.0	149,393	8.0	9.64	2.50
Common equity tier 1 capital	291,974	15.6	84,034	4.5	121,382	6.5	11.14	2.50
Tier 1 leverage ratio	291,974	9.4	124,667	4.0	155,834	5.0	5.37	2.50

As of June 30, 2025:
Total risk-based capital	$293,952	16.6%	$141,305	8.0%	$176,632	10.0%	8.64%	2.50%
Tier 1 risk-based capital	271,869	15.4	105,979	6.0	141,305	8.0	9.39	2.50
Common equity tier 1 capital	271,869	15.4	79,484	4.5	114,811	6.5	10.89	2.50
Tier 1 leverage ratio	271,869	9.2	117,646	4.0	147,057	5.0	5.24	2.50

Greene County Commercial Bank
As of December 31, 2025:
Total risk-based capital	$127,715	50.2%	$20,359	8.0%	$25,448	10.0%	42.19%	2.50%
Tier 1 risk-based capital	127,715	50.2	15,269	6.0	20,359	8.0	44.19	2.50
Common equity tier 1 capital	127,715	50.2	11,452	4.5	16,541	6.5	45.69	2.50
Tier 1 leverage ratio	127,715	8.9	57,262	4.0	71,577	5.0	4.92	2.50

As of June 30, 2025:
Total risk-based capital	$122,243	46.9%	$20,871	8.0%	$26,089	10.0%	38.86%	2.50%
Tier 1 risk-based capital	122,243	46.9	15,654	6.0	20,871	8.0	40.86	2.50
Common equity tier 1 capital	122,243	46.9	11,740	4.5	16,958	6.5	42.36	2.50
Tier 1 leverage ratio	122,243	9.1	53,543	4.0	66,929	5.0	5.13	2.50

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
Not applicable.
b)
Not applicable.
c)
On September 17, 2019, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company is authorized to repurchase up to 400,000 shares of its common stock. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended December 31, 2025.

Item 3.
Defaults Upon Senior Securities
Not applicable.

Item 4.
Mine Safety Disclosures
Not applicable.

Item 5.
Other Information
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended December 31, 2025.

Item 6.
Exhibits

Exhibits

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101	The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).
104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: February 6, 2026

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2026

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)