Form 10-Q
period 2026-03-31
GREENE COUNTY BANCORP INC
filed 2026-05-08
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

As of May 7, 2026, the registrant had 17,025,485 shares of common stock outstanding at $0.10 par value per share.

Index
Index

Index
Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At March 31, 2026 and June 30, 2025
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	March 31, 2026	June 30, 2025
Cash and due from banks	$10,509	$12,788
Interest-bearing deposits	128,941	170,290
Total cash and cash equivalents	139,450	183,078

Long-term certificates of deposit	1,225	1,425
Securities available-for-sale, at fair value	370,201	356,062
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $550 and $548 at March 31, 2026 and June 30, 2025	814,314	776,147
Equity securities, at fair value	355	402
Federal Home Loan Bank stock, at cost	5,549	5,504

Loans receivable	1,747,703	1,627,406
Allowance for credit losses on loans	(21,778)	(20,146)
Net loans receivable	1,725,925	1,607,260

Premises and equipment, net	15,018	15,232
Bank-owned life insurance	68,174	59,795
Accrued interest receivable	20,070	16,381
Prepaid expenses and other assets	20,874	19,323
Total assets	$3,181,155	$3,040,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$109,085	$110,163
Interest-bearing deposits	2,663,469	2,529,672
Total deposits	2,772,554	2,639,835

Borrowings, short-term	73,200	74,000
Borrowings, long-term	4,189	4,189
Subordinated notes payable, net	29,954	49,867
Accrued expenses and other liabilities	33,665	33,881
Total liabilities	2,913,562	2,801,772

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares at March 31, 2026 and June 30, 2025; Outstanding – 17,026,828 shares at March 31, 2026, and June 30, 2025	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	267,819	241,403
Accumulated other comprehensive loss	(11,196)	(13,536)
Treasury stock, at cost 195,852 shares at March 31, 2026 and June 30, 2025	(908)	(908)
Total shareholders’ equity	267,593	238,837
Total liabilities and shareholders’ equity	$3,181,155	$3,040,609

See notes to consolidated financial statements

Index
Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three and Nine Months Ended March 31, 2026 and 2025
(Unaudited)
(In thousands, except share and per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Interest income:
Loans	$22,100	$20,185	$66,486	$58,908
Investment securities - tax exempt	5,543	5,053	16,231	14,464
Investment securities - taxable	4,578	3,810	13,240	10,777
Interest-bearing deposits and federal funds sold	357	731	1,741	2,817
Total interest income	32,578	29,779	97,698	86,966

Interest expense:
Interest on deposits	11,975	12,999	39,263	41,543
Interest on borrowings	417	569	1,670	2,008
Total interest expense	12,392	13,568	40,933	43,551

Net interest income	20,186	16,211	56,765	43,415
Provision for credit losses	451	1,084	1,907	2,196
Net interest income after provision for credit losses	19,735	15,127	54,858	41,219

Noninterest income:
Service charges on deposit accounts	1,185	1,191	3,789	3,690
Debit card fees	1,178	1,146	3,381	3,310
Investment services	298	297	846	797
E-commerce fees	34	16	90	87
Bank-owned life insurance	708	625	2,034	1,910
Loss on sale of securities available-for-sale	-	(665)	(576)	(665)
Other operating income	296	1,246	1,277	2,339
Total noninterest income	3,699	3,856	10,841	11,468

Noninterest expense:
Salaries and employee benefits	6,783	6,195	19,162	17,726
Occupancy expense	823	729	2,132	1,980
Equipment and furniture expense	173	226	592	569
Service and data processing fees	833	667	2,401	2,207
Computer software, supplies and support	543	427	1,541	1,186
Advertising and promotion	111	136	358	340
FDIC insurance premiums	373	353	1,110	1,022
Legal and professional fees	280	394	1,165	1,003
Other	1,356	915	3,334	2,945
Total noninterest expense	11,275	10,042	31,795	28,978

Income before provision for income taxes	12,159	8,941	33,904	23,709
Provision for income taxes	1,637	887	4,220	1,904
Net income	$10,522	$8,054	29,684	$21,805

Basic and diluted earnings per share	$0.62	$0.47	1.74	$1.28
Basic and diluted average shares outstanding	17,026,828	17,026,828	17,026,828	17,026,828

See notes to consolidated financial statements

Index
Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended March 31, 2026 and 2025
(Unaudited)
(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Net income	$10,522	$8,054	$29,684	$21,805
Other comprehensive income:
Unrealized holding (losses) gains on securities available-for-sale, gross	(359)	3,760	2,049	6,172
Tax effect	(96)	1,005	548	1,649
Unrealized holding (losses) gains on securities available-for-sale, net	(263)	2,755	1,501	4,523

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	-	665	576	665
Tax effect	-	178	154	178
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	-	487	422	487

Pension actuarial gain (loss), gross	335	-	(349)	-
Tax effect	89	-	(94)	-
Pension actuarial gain (loss), net	246	-	(255)	-

Amortization of pension actuarial losses recognized in other expense, gross	713	-	918	-
Tax effect	191	-	246	-
Amortization of pension actuarial losses recognized in other expense, net	522	-	672	-

Total other comprehensive income, net of taxes	505	3,242	2,340	5,010

Comprehensive income	$11,027	$11,296	32,024	$26,815

See notes to consolidated financial statements

Index
Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at December 31, 2025	$1,722	$10,156	$258,999	$(11,701)	$(908)	$258,268
Dividends declared			(1,702)			(1,702)
Net income			10,522			10,522
Other comprehensive income, net of taxes				505		505
Balance at March 31, 2026	$1,722	$10,156	$267,819	$(11,196)	$(908)	$267,593

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at December 31, 2024	$1,722	$10,156	$225,421	$(17,942)	$(908)	$218,449
Dividends declared			(702)			(702)
Net income			8,054			8,054
Other comprehensive income, net of taxes				3,242		3,242
Balance at March 31, 2025	$1,722	$10,156	$232,773	$(14,700)	$(908)	$229,043

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2026 and 2025
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2025	$1,722	$10,156	$241,403	$(13,536)	$(908)	$238,837
Dividends declared			(3,268)			(3,268)
Net income			29,684			29,684
Other comprehensive income, net of taxes				2,340		2,340
Balance at March 31, 2026	$1,722	$10,156	$267,819	$(11,196)	$(908)	$267,593

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(3,772)			(3,772)
Net income			21,805			21,805
Other comprehensive income, net of taxes				5,010		5,010
Balance at March 31, 2025	$1,722	$10,156	$232,773	$(14,700)	$(908)	$229,043

See notes to consolidated financial statements

Index
Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2026 and 2025
(Unaudited)
(In thousands)

	2026	2025
Cash flows from operating activities:
Net income	$29,684	$21,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	838	790
Deferred income tax benefit	(2,611)	(1,877)
Net accretion of investment premiums and discounts	(1,646)	(259)
Net amortization of deferred loan costs and fees	331	274
Amortization of subordinated debt issuance costs	87	139
Provision for credit losses	1,907	2,196
Bank-owned life insurance income	(2,034)	(1,910)
Net loss on sale of securities available-for-sale	576	665
Net loss (gain) on equity securities	47	(72)
Net increase in accrued income taxes	534	384
Net increase in accrued interest receivable	(3,689)	(4,164)
Net increase in prepaid expenses and other assets	(328)	(1,958)
Net increase (decrease) in accrued expenses and other liabilities	353	(1,248)
Net cash provided by operating activities	24,049	14,765

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	176,860	132,556
Proceeds from sale of securities	8,299	6,676
Purchases of securities	(457,936)	(193,953)
Proceeds from principal payments on securities	261,620	55,971
Securities held-to-maturity:
Proceeds from maturities	44,469	32,223
Purchases of securities	(111,405)	(136,916)
Proceeds from principal payments on securities	29,480	13,527
Net (purchase) redemption of Federal Home Loan Bank Stock	(45)	3,462
Maturity of long-term certificates of deposit	200	1,185
Purchase of bank owned life insurance	(6,345)	-
Net increase in loans receivable	(120,901)	(120,484)
Purchases of premises and equipment	(624)	(386)
Net cash used in investing activities	(176,328)	(206,139)

Cash flows from financing activities:
Net decrease in short-term borrowings	(800)	(73,300)
Repayment of long-term borrowings	-	(31,961)
Repayment of subordinated notes payable	(20,000)	-
Payment of cash dividends	(3,268)	(3,772)
Net increase in deposits	132,719	265,495
Net cash provided by financing activities	108,651	156,462

Net decrease in cash and cash equivalents	(43,628)	(34,912)
Cash and cash equivalents at beginning of period	183,078	190,395
Cash and cash equivalents at end of period	$139,450	$155,483

Cash paid during period for:
Interest	$41,497	$44,490
Income taxes	$1,845	$825

See notes to consolidated financial statements

Index
Index
Greene County Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
At and for the Three and Nine Months Ended March 31, 2026 and 2025

(1)
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2025 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, the Bank of Greene County (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three and nine months ended March 31, 2026 and 2025 are unaudited.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. To the extent that information and notes required by GAAP, for complete financial statements, are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation. All material inter-company accounts and transactions have been eliminated in the consolidation. The results of operations and other data for the three and nine months ended March 31, 2026, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2026. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At March 31, 2026, the Company operated 19 full-service banking offices, lending centers, an operations center, customer call center, administration center, and wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”) on loans and on unfunded commitments.

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

(3)
Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At March 31, 2026
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$5,836	$-	$47	$5,789
U.S. government sponsored enterprises	7,097	-	726	6,371
State and political subdivisions	214,530	1,113	-	215,643
Mortgage-backed securities-residential	53,539	209	2,869	50,879
Mortgage-backed securities-multi-family	88,524	-	12,620	75,904
Corporate debt securities	15,954	57	396	15,615
Total securities available-for-sale	$385,480	$1,379	$16,658	$370,201

	At June 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,815	$-	$362	$10,453
U.S. government sponsored enterprises	13,029	-	1,385	11,644
State and political subdivisions	208,450	1,394	-	209,844
Mortgage-backed securities-residential	34,382	212	3,007	31,587
Mortgage-backed securities-multi-family	88,874	-	14,277	74,597
Corporate debt securities	18,416	81	560	17,937
Total securities available-for-sale	$373,966	$1,687	$19,591	$356,062

(1)
Amortized cost excludes accrued interest receivable of $5.1 million and $4.5 million at March 31, 2026 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale as of quarter ended March 31, 2026 and June 30, 2025, as each of the securities in the portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Index
Index
The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At March 31, 2026
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$13,890	$-	$633	$13,257	$-	$13,890
State and political subdivisions	479,636	10,492	27,595	462,533	52	479,584
Mortgage-backed securities-residential	171,074	1,066	2,489	169,651	-	171,074
Mortgage-backed securities-multi-family	121,738	-	9,727	112,011	-	121,738
Corporate debt securities	28,500	166	1,066	27,600	497	28,003
Other securities	26	-	-	26	1	25
Total securities held-to-maturity	$814,864	$11,724	$41,510	$785,078	$550	$814,314

	At June 30, 2025
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$15,850	$-	$868	$14,982	$-	$15,850
State and political subdivisions	460,959	8,938	32,028	437,869	40	460,919
Mortgage-backed securities-residential	138,468	1,388	2,327	137,529	-	138,468
Mortgage-backed securities-multi-family	130,119	-	11,963	118,156	-	130,119
Corporate debt securities	31,270	55	1,756	29,569	507	30,763
Other securities	29	-	-	29	1	28
Total securities held-to-maturity	$776,695	$10,381	$48,942	$738,134	$548	$776,147

(1)
Amortized cost excludes accrued interest receivable of $7.0 million and $4.9 million at March 31, 2026 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

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

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of March 31, 2026, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

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

Index
Index

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

	For the three months ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$616	$439
Benefit for credit losses	(66)	(17)
Balance at end of period	$550	$422

	For the nine months ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$548	$483
Provision (benefit) for credit losses	2	(61)
Balance at end of period	$550	$422

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026.

	Less than 12 Months			More than 12 Months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$245	$-	1	$5,544	$47	3	$5,789	$47	4
U.S. government sponsored enterprises	-	-	-	6,371	726	2	6,371	726	2
State and political subdivisions	-	-	-	22	-	1	22	-	1
Mortgage-backed securities-residential	18,040	294	7	19,469	2,575	17	37,509	2,869	24
Mortgage-backed securities-multi-family	-	-	-	75,904	12,620	30	75,904	12,620	30
Corporate debt securities	443	57	1	13,160	339	8	13,603	396	9
Total securities available-for-sale	18,728	351	9	120,470	16,307	61	139,198	16,658	70
Securities held-to-maturity:
U.S. Treasury securities	-	-	-	13,257	633	4	13,257	633	4
State and political subdivisions	28,030	742	208	212,156	26,853	1,282	240,186	27,595	1,490
Mortgage-backed securities-residential	72,274	689	21	23,971	1,800	23	96,245	2,489	44
Mortgage-backed securities-multi-family	-	-	-	112,011	9,727	42	112,011	9,727	42
Corporate debt securities	6,876	124	3	14,307	942	16	21,183	1,066	19
Total securities held-to-maturity	107,180	1,555	232	375,702	39,955	1,367	482,882	41,510	1,599
Total securities	$125,908	$1,906	241	$496,172	$56,262	1,428	$622,080	$58,168	1,669

Index
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

There were no transfers of securities available-for-sale to held-to-maturity during the three and nine months ended March 31, 2026 and 2025. During the nine months ended March 31, 2026, a loss of $576,000 was recognized from a sale of four securities available-for-sale with a total par value of $8.3 million. During the three and nine months ended March 31, 2025, a loss of $665,000 was recognized from a sale of two securities available-for-sale with a total par value of $7.0 million. The proceeds were used to fund higher yielding investments.

The estimated fair values of debt securities at March 31, 2026, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$224,210	$225,189
After one year through five years	17,707	16,915
After five years through ten years	1,500	1,314
After ten years	-	-
Total securities available-for-sale	243,417	243,418
Mortgage-backed securities	142,063	126,783
Total securities available-for-sale	385,480	370,201

Securities held-to-maturity
Within one year	59,684	59,855
After one year through five years	165,386	166,259
After five years through ten years	219,887	204,021
After ten years	77,095	73,281
Total securities held-to-maturity	522,052	503,416
Mortgage-backed securities	292,812	281,662
Total securities held-to-maturity	814,864	785,078
Total securities	$1,200,344	$1,155,279

At March 31, 2026 and June 30, 2025, securities with an aggregate fair value of $1.1 billion and $1.0 billion, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. At March 31, 2026 and June 30, 2025, securities with an aggregate fair value of $15.9 million and $18.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three and nine months ended March 31, 2026 or 2025.

Index
Index
Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions FHLB stock is carried at cost. FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. Estimated impairment of this investment is evaluated quarterly and is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: its operating performance; the severity and duration of declines in the fair value of its net assets related to its capital stock amount; its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance; the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and its liquidity and funding position. After evaluating these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered and therefore, no impairment was recorded during the three and nine months ended March 31, 2026 or 2025.

(4)
Loans and Allowance for Credit Losses on Loans

Loan segments are summarized below as of the dates indicated:

(In thousands)	March 31, 2026	June 30, 2025
Residential real estate	$415,749	$417,719
Commercial real estate	1,151,349	1,054,504
Home equity	41,779	34,103
Consumer	3,845	4,311
Commercial	134,981	116,769
Total gross loans (1)(2)	1,747,703	1,627,406
Allowance for credit losses on loans	(21,778)	(20,146)
Loans receivable, net	$1,725,925	$1,607,260

(1)
Loan balances include net deferred fees/(costs) of ($490,000) and ($567,000) at March 31, 2026 and June 30, 2025, respectively.
(2)
Loan balances exclude accrued interest receivable of $8.0 million and $7.0 million at March 31, 2026 and June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.1 million at March 31, 2026, of which there were four residential real estate loans totaling $644,000 in the process of foreclosure. Included in non-accrual loans were $1.7 million of loans which were less than 90 days past due at March 31, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. The activity in non-performing loans during the nine months ended March 31, 2026, included $763,000 in loan repayments, $84,000 in charge-offs or transfers to foreclosure, and $860,000 of loans placed into nonperforming status.

Index
Index
The following table sets forth information regarding delinquent and/or non-accrual loans as of March 31, 2026:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$4,212	$133	$870	$5,215	$410,534	$415,749	$2,180
Commercial real estate	548	2,661	326	3,535	1,147,814	1,151,349	556
Home equity	14	128	29	171	41,608	41,779	202
Consumer	17	-	6	23	3,822	3,845	6
Commercial	82	-	129	211	134,770	134,981	129
Total gross loans	$4,873	$2,922	$1,360	$9,155	$1,738,548	$1,747,703	$3,073

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$775	$1,362	$2,137	$415,582	$417,719	$2,265
Commercial real estate	-	209	367	576	1,053,928	1,054,504	628
Home equity	85	13	30	128	33,975	34,103	30
Consumer	20	3	2	25	4,286	4,311	2
Commercial	-	-	106	106	116,663	116,769	135
Total gross loans	$105	$1,000	$1,867	$2,972	$1,624,434	$1,627,406	$3,060

The Company had no accruing loans delinquent 90 days or more at March 31, 2026 and June 30, 2025.

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

Index
Index
The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended March 31, 2026
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at December 31, 2025	$4,625	$13,419	$340	$318	$2,632	$21,334
Charge-offs	-	-	-	(100)	(6)	(106)
Recoveries	-	1	-	23	9	33
Provision (benefit)	(10)	345	4	59	119	517
Balance at March 31, 2026	$4,615	$13,765	$344	$300	$2,754	$21,778

	Activity for the three months ended March 31, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at December 31, 2024	$4,531	$12,933	$234	$414	$2,079	$20,191
Charge-offs	-	-	-	(93)	(44)	(137)
Recoveries	-	1	-	31	9	41
Provision	65	865	6	53	112	1,101
Balance at March 31, 2025	$4,596	$13,799	$240	$405	$2,156	$21,196

	Activity for the nine months ended March 31, 2026
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146
Charge-offs	(43)	-	-	(285)	(51)	(379)
Recoveries	2	3	-	78	23	106
Provision	43	1,148	84	126	504	1,905
Balance at March 31, 2026	$4,615	$13,765	$344	$300	$2,754	$21,778

	Activity for the nine months ended March 31, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(293)	(57)	(412)
Recoveries	2	3	-	75	27	107
Provision	401	1,583	41	123	109	2,257
Balance at March 31, 2025	$4,596	$13,799	$240	$405	$2,156	$21,196

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

Special mention

Special mention ratings are loans that have potential weaknesses or emerging problems which require close attention. These weaknesses, if left uncorrected, could lead to deterioration in the repayment prospects for the loan or the Company’s collateral position in the future. Special mention loans are less risky than substandard assets as no loss of principal or interest is anticipated, unless the potential problems continue for a prolonged basis.

Pass

Pass ratings are loans that do not encompass loans graded as Loss, Doubtful, Substandard, or Special mention. Pass loans range from Pass/Watch, Acceptable, Average, Satisfactory, Good and Excellent. Pass loans demonstrate sufficient cash flow to ensure full repayment of the loan, with Pass ratings being determined by the quality of the collateral and equity position, stability of operations or management, and the guarantors.

Residential and consumer grading system

Residential real estate, home equity and consumer loans are graded as either non-performing or performing.

Non-performing

Non-performing loans are loans in which the borrower has not made the scheduled payments of principal or interest, and are generally loans over 90 days past due, and loans on non-accrual status.

Performing

Performing loans are those loans in which the borrower is making timely payments of both principal and interest as upon the agreed loan terms.

Index
Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the nine months ended March 31, 2026:

	At March 31, 2026
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2026	2025	2024	2023	2022	Prior
Residential real estate
By payment activity status:
Performing	$28,535	$45,110	$51,757	$51,923	$79,569	$156,675	$-	$-	$413,569
Non-performing	-	-	-	-	52	2,128	-	-	2,180
Total residential real estate	28,535	45,110	51,757	51,923	79,621	158,803	-	-	415,749
Current period gross charge-offs	-	-	-	-	-	43	-	-	43

Commercial real estate
By internally assigned grade:
Pass	124,078	221,081	118,960	169,053	222,328	264,016	3,055	433	1,123,004
Special mention	-	592	1,050	1,142	640	2,987	-	-	6,411
Substandard	-	-	-	8,863	150	12,849	-	72	21,934
Total commercial real estate	124,078	221,673	120,010	179,058	223,118	279,852	3,055	505	1,151,349
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	2,756	2,457	3,609	2,012	192	927	29,151	473	41,577
Non-performing	-	-	-	-	-	-	202	-	202
Total home equity	2,756	2,457	3,609	2,012	192	927	29,353	473	41,779
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,242	956	851	407	167	146	70	-	3,839
Non-performing	-	-	6	-	-	-	-	-	6
Total Consumer	1,242	956	857	407	167	146	70	-	3,845
Current period gross charge-offs	238	7	38	-	-	1	1	-	285

Commercial
By internally assigned grade:
Pass	26,592	9,632	9,324	6,728	3,555	23,578	48,879	178	128,466
Special mention	-	-	-	-	94	244	160	-	498
Substandard	-	-	-	9	5,433	499	50	26	6,017
Total Commercial	$26,592	$9,632	$9,324	$6,737	$9,082	$24,321	$49,089	$204	$134,981
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$51	$-	$51

Index
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

The Company had no loans classified doubtful or loss at March 31, 2026 or June 30, 2025. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At March 31, 2026, the allowance for credit losses on unfunded commitments totaled $1.3 million as compared to $1.8 million at June 30, 2025.

Index
Index
Individually Evaluated Loans

Loans individually evaluated had an amortized cost basis of $915,000 and $751,000, with an allowance for credit losses on loans of $472,000 and $549,000 at March 31, 2026 and June 30, 2025, respectively. At March 31, 2026, the amortized cost basis of collateral dependent loans was $742,000 for residential real estate loans and $173,000 for home equity loans. At June 30, 2025, the amortized cost basis of collateral dependent loans was $751,000 for residential real estate loans. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

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

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted:

	For the three months ended March 31, 2026
	Term extension
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%
Total	$299

	For the three months ended March 31, 2025
	Term extension
(Dollars in thousands)	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%
Total	$299

	For the nine months ended March 31, 2026
	Term extension		Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$371	0.03%	$2,451	0.21%
Total	$371		$2,451

	For the nine months ended March 31, 2025
	Term extension		Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%	$2,545	0.24%
Total	$299		$2,545

Index
Index
The following tables presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended March 31, 2026
Loan type	Term extension
Commercial real estate	6 month term extension

For the three months ended March 31, 2025
Loan type	Term extension
Commercial real estate	12 month term extension

For the nine months ended March 31, 2026
Loan type	Term extension	Interest rate reduction
Commercial real estate	6 and 39 month term extensions	Interest rates were reduced by an average of 1.00%

For the nine months ended March 31, 2025
Loan type	Term extension	Interest rate reduction
Commercial real estate	12 month term extension	Interest rates were reduced by an average of 1.45%

There were no loans that had been modified with borrowers experiencing financial difficulty in the prior twelve months ended March 31, 2026, that had a payment default during the three and nine months ended March 31, 2026.

There was one commercial real estate loan and one consumer loan that had been modified in the form of a term extension with a borrower experiencing financial difficulty in the prior twelve months ended March 31, 2025, that had a payment default during the three and nine months ended March 31, 2025.

The Company closely monitors the performance of loans that have been modified. The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At March 31, 2026
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$2,822	$-	$-	$-	$2,822
Total	$2,822	$-	$-	$-	$2,822

	At March 31, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$6,606	$299	$-	$-	$6,905
Consumer	-	16	-	-	16
Total	$6,606	$315	$-	$-	$6,921

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At March 31, 2026 and June 30, 2025, the Company had no foreclosed real estate.

Index
Index
(5)
Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2026 and June 30, 2025, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$5,789	$-	$5,789	$-
U.S. government sponsored enterprises	6,371	-	6,371	-
State and political subdivisions	215,643	-	215,643	-
Mortgage-backed securities-residential	50,879	-	50,879	-
Mortgage-backed securities-multi-family	75,904	-	75,904	-
Corporate debt securities	15,615	-	15,615	-
Securities available-for-sale	370,201	-	370,201	-
Equity securities	355	355	-	-
Interest rate swaps	3,823	-	3,823	-
Total	$374,379	$355	$374,024	$-

Liabilities:
Interest rate swaps	$3,823	$-	$3,823	$-
Total	$3,823	$-	$3,823	$-

Index
Index

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant Unobservable inputs
(In thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,453	$-	$10,453	$-
U.S. government sponsored enterprises	11,644	-	11,644	-
State and political subdivisions	209,844	-	209,844	-
Mortgage-backed securities-residential	31,587	-	31,587	-
Mortgage-backed securities-multi-family	74,597	-	74,597	-
Corporate debt securities	17,937	-	17,937	-
Securities available-for-sale	356,062	-	356,062	-
Equity securities	402	402	-	-
Interest rate swaps	4,733	-	4,733	-
Total	$361,197	$402	$360,795	$-

Liabilities:
Interest rate swaps	$4,733	$-	$4,733	$-
Total	$4,733	$-	$4,733	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations. Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans individually evaluated for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 21.3% to 88.3%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

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

		March 31, 2026		June 30, 2025
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Loans evaluated individually	3	$915	443	$751	$202

No other financial assets or liabilities were re-measured during the three and nine month period on a nonrecurring basis.

Index
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

The carrying amounts and estimated fair value of financial instruments are as follows:

	March 31, 2026		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$139,450	$139,450	$139,450	$-	$-
Long-term certificate of deposit	1,225	1,226	-	1,226	-
Securities available-for-sale	370,201	370,201	-	370,201	-
Securities held-to-maturity	814,314	785,078	-	785,078	-
Equity securities	355	355	355	-	-
Federal Home Loan Bank stock	5,549	5,549	-	5,549	-
Net loans receivable	1,725,925	1,667,977	-	-	1,667,977
Accrued interest receivable	20,070	20,070	-	20,070	-
Interest rate swap asset	3,823	3,823	-	3,823	-

Deposits	2,772,554	2,771,714	-	2,771,714	-
Borrowings	77,389	77,514	-	77,514	-
Subordinated notes payable, net	29,954	29,089	-	29,089	-
Accrued interest payable	707	707	-	707	-
Interest rate swap liability	3,823	3,823	-	3,823	-

	June 30, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$183,078	$183,078	$183,078	$-	$-
Long-term certificate of deposit	1,425	1,421	-	1,421	-
Securities available-for-sale	356,062	356,062	-	356,062	-
Securities held-to-maturity	776,147	738,134	-	738,134	-
Equity securities	402	402	402	-	-
Federal Home Loan Bank stock	5,504	5,504	-	5,504	-
Net loans receivable	1,607,260	1,536,150	-	-	1,536,150
Accrued interest receivable	16,381	16,381	-	16,381	-
Interest rate swap asset	4,733	4,733	-	4,733	-

Deposits	2,639,835	2,639,246	-	2,639,246	-
Borrowings	78,189	78,346	-	78,346	-
Subordinated notes payable, net	49,867	48,485	-	48,485	-
Accrued interest payable	1,271	1,271	-	1,271	-
Interest rate swap liability	4,733	4,733	-	4,733	-

Index
Index
(6)
Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities. The Company has interest rate derivatives that result from a service provided to certain qualifying customers and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure. These interest rate swap agreements are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company’s consolidated statements of income. The Company records its interest rate swap agreements at fair value and are presented within other assets and other liabilities on the consolidated statements of financial condition. Changes in the fair value of assets and liabilities arising from these derivatives are included net, in other operating income in the consolidated statements of income. Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required for the initial trade. Subsequent to the trade, the margin is exchanged in either direction based upon the estimated fair value of the underlying contracts. Cash collateral represents the amount that is exchanged under master netting agreements that allows the Company to offset the derivative position with the related collateral. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following tables present the notional amount and fair values of interest rate derivative positions:

	At March 31, 2026
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$169,310	$3,823	Other liabilities	$169,310	$3,823
Less cash collateral			-	Other liabilities		(3,240)
Total after netting			$3,823			$583

	At June 30, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Other assets	$140,777	$4,733	Other liabilities	$140,777	$4,733
Less cash collateral			-	Other liabilities		(4,280)
Total after netting			$4,733			$453

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

Index
Index
RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to nine years. The Company’s credit exposure transferred out was $258,000 and $506,000 as of March 31, 2026 and June 30, 2025, respectively. The Company transferred out RPAs with a notional amount of $22.4 million and $18.9 million as of March 31, 2026 and June 30, 2025, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between one to eleven years. The credit exposure associated with risk participations-ins was $600,000 and $1.0 million as of March 31, 2026 and June 30, 2025, respectively. The Company held RPAs with a notional amount of $153.1 million and $130.9 million as of March 31, 2026 and June 30, 2025, respectively.

(7)
Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. There were no dilutive or anti-dilutive securities or contracts outstanding during the three and nine months ended March 31, 2026 and 2025.

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025

Net Income	$10,522,000	$8,054,000	$29,684,000	$21,805,000
Weighted average shares - basic	17,026,828	17,026,828	17,026,828	17,026,828
Weighted average shares - diluted	17,026,828	17,026,828	17,026,828	17,026,828

Earnings per share - basic	$0.62	$0.47	$1.74	$1.28
Earnings per share - diluted	$0.62	$0.47	$1.74	$1.28

(8)
Dividends

On January 21, 2026, the Company announced that its Board of Directors has approved a quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share, which is the same rate as the dividend declared during the previous quarter. The dividend was payable to stockholders of record as of February 13, 2026, and was paid on February 27, 2026. Greene County Bancorp, MHC did not waive its right to receive this dividend.

(9)
Employee Benefit Plans

Defined Benefit Plan

The Bank maintained a single-employer defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006, and elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006. Substantially all Bank employees who were hired before January 1, 2006, and attained the age of 21 were covered by the Pension Plan. Under the Pension Plan, retirement benefits were primarily a function of both years of service and level of compensation, at July 1, 2006. The Pension Plan was frozen.

On September 16, 2025, the Board of Directors approved the termination of the Pension Plan effective as of September 30, 2025. The Pension Plan assets were sufficient to cover the estimated Pension Plan obligations.

Index
Index
During the quarter ended December 31, 2025, the Company initiated the Pension Plan termination process and partially settled benefit obligations, recognizing a settlement charge of $199,000. The charge was included in other expenses in the accompanying consolidated statements of income.

During the quarter ended March 31, 2026, the Company settled the remaining Pension Plan obligations with the purchase of annuities from a third-party insurer for approximately $3.5 million. As a result of the final settlement, the Company recognized an additional non-cash settlement charge of approximately $706,000, during the quarter ended March 31, 2026. The charge was included in other expense on the consolidated statements of income.

Information regarding the Pension Plan at period end are as follows:

(In thousands)
Change in projected benefit obligation:	March 31, 2026	June 30, 2025
Benefit obligation at beginning of period	$3,994	$4,119
Interest cost	8	213
Actuarial loss	(450)	(1)
Benefits paid	(3,552)	(256)
Benefit obligation at end of period	-	4,075

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	3,990	4,654
Actual return on plan assets	(104)	348
Employer contributions	-	-
Benefits paid	(3,552)	(256)
Fair value of plan assets at end of period	334	4,746
Over funded status at end of period included in other liabilities	$(334)	$(671)

The components of net periodic pension cost related to the Pension Plan during the three and nine months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(In thousands)	2026	2025
Interest cost	$8	$53
Expected return on plan assets	(10)	(57)
Amortization of net loss	8	8
Effect of settlement	706	-
Net periodic pension expense	$712	$4

	For the nine months ended March 31,
(In thousands)	2026	2025
Interest cost	$115	$159
Expected return on plan assets	(126)	(171)
Amortization of net loss	13	24
Effect of settlement	905	-
Net periodic pension expense	$907	$12

The accumulated benefit obligation for the Pension Plan was zero and $4.1 million at March 31, 2026 and June 30, 2025, respectively.

Index
Index
Changes in plan assets and benefit obligations recognized in other comprehensive income during the three and nine months ended March 31, 2026 consisted of the following:

(In thousands)	Three months ended March 31, 2026	Nine months ended March 31, 2026
Actuarial loss on plan assets and benefit obligations	$1,048	$569
Deferred tax expense	280	152
Net change in plan assets and benefit obligations recognized in other comprehensive income	$768	$417

For the three and nine months ended March 31, 2025, there were no changes in plan assets and benefit obligations recognized in other comprehensive income.

Amounts recognized in the consolidated statements of financial condition related to the Pension Plan for the period ended, presented as follows:

(In thousands)
Other liabilities:	June 30, 2025
Projected benefit obligation in surplus of fair value of pension plan	$(671)
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(417)

As of March 31, 2026, there was $334,000 remaining in plan assets after the final termination, included in other liabilities on the Company’s consolidated statements of financial condition.

The principal actuarial assumptions used at June 30, 2025:

Projected benefit obligation:	June 30, 2025
Discount rate	5.37%
Net periodic pension expense:
Amortization period, in years	11
Discount rate	5.30%
Expected long-term rate of return on plan assets	5.00%

The discount rate used in the measurement of the Bank’s pension obligation was based on the FTSE Pension Discount Curve and Liability index based on expected benefit payments of the pension plan. The discount rates are evaluated at each measurement date to give effect to changes in the general interest rates. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan.

The weighted average asset allocation and fair value of our pension plan assets at March 31, 2026 and June 30, 2025 was as follows:

	March 31, 2026		June 30, 2025
(Dollars in thousands)	Fair Value		Fair Value
Money market	$334	100.0%	$1,382	29.1%
Mutual funds – fixed income	-	0.00	3,364	70.9
Total plan assets	$334	100.0%	$4,746	100.0%

The fair value of assets within the pension plan was determined utilizing a quoted price in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

The target allocation for investment in mutual funds was 100.0%, consisting of short-term and intermediate-term fixed income bond funds. This allocation was consistent with the Company’s goal of preserving capital while achieving investment results that contributed to the proper funding of pension obligations and cash flow requirements.

Index
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

The net periodic pension costs related to the SERP for the three and nine months ended March 31, 2026 was $567,000, and $1.7 million, respectively, consisting primarily of service and interest costs, included within salaries and benefits expense on the consolidated statements of income. The total liability for the SERP was $19.3 million at March 31, 2026, and $17.6 million at June 30, 2025, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

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

A summary of the Company’s phantom stock option activity and related information for the Plan for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Number of options outstanding, beginning of period	1,868,995	1,873,590	1,871,590	2,253,535
Options granted	-	-	634,405	651,595
Options forfeited	-	-	-	(12,000)
Options paid in cash upon vesting	(44,200)	-	(681,200)	(1,019,540)
Number of options outstanding, end of period	1,824,795	1,873,590	1,824,795	1,873,590

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2026	2025	2026	2025
Cash paid out on options vested	$118	$-	$3,034	$4,249
Compensation expense recognized	$948	$809	$2,418	$2,053

The total liability for the long-term incentive plan was $3.7 million and $4.4 million at March 31, 2026 and June 30, 2025, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Index
Index
(11)
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended March 31, 2026 and 2025

(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – December 31, 2025	$(10,933)	$(768)	$(11,701)
Other comprehensive (loss) income before reclassification	(263)	246	(17)
Amortization of pension actuarial losses recognized in other expense, net	-	522	522
Other comprehensive (loss) income for the three months ended March 31, 2026	(263)	768	505
Balance – March 31, 2026	$(11,196)	$-	$(11,196)

Balance – December 31, 2024	$(17,414)	$(528)	$(17,942)
Other comprehensive income before reclassification	2,755	-	2,755
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	487	-	487
Other comprehensive income for the three months ended March 31, 2025	3,242	-	3,242
Balance – March 31, 2025	$(14,172)	$(528)	$(14,700)

Activity for the nine months ended March 31, 2026 and 2025

(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – June 30, 2025	$(13,119)	$(417)	$(13,536)
Other comprehensive income (loss) before reclassification	1,501	(255)	1,246
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	422	-	422
Amortization of pension actuarial losses recognized in other expense, net	-	672	672
Other comprehensive income for the nine months ended March 31, 2026	1,923	417	2,340
Balance – March 31, 2026	$(11,196)	$-	$(11,196)

Balance – June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification	4,523	-	4,523
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	487	-	487
Other comprehensive income for the nine months ended March 31, 2025	5,010	-	5,010
Balance – March 31, 2025	$(14,172)	$(528)	$(14,700)

(12)
Operating leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantee.

The following includes quantitative data related to the Company’s operating leases at March 31, 2026 and June 30, 2025, and for the three and nine months ended March 31, 2026 and 2025:

(In thousands)
Operating lease amounts:	March 31, 2026	June 30, 2025
Right-of-use assets	$2,164	$2,284
Lease liabilities	$2,254	$2,366

Index
Index

	For the three months ended March 31,
(In thousands)	2026	2025
Other information:
Operating outgoing cash flows from operating leases	$146	$126
Right-of-use assets obtained in exchange for new operating lease liabilities	$242	$-

Lease costs:
Operating lease cost	$130	$113
Variable lease cost	$11	$11

	For the nine months ended March 31,
(In thousands)	2026	2025
Other information:
Operating outgoing cash flows from operating leases	$415	$376
Right-of-use assets obtained in exchange for new operating lease liabilities	$242	$117

Lease costs:
Operating lease cost	$400	$340
Variable lease cost	$33	$33

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes as of March 31, 2026:

(In thousands, except weighted-average information)
Within the twelve months ended March 31,
2027	$570
2028	529
2029	412
2030	352
2031	283
Thereafter	376
Total undiscounted cash flow	2,522
Less net present value adjustment	(268)
Lease liability	$2,254

Weighted-average remaining lease term (years)	5.52
Weighted-average discount rate	3.80%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of financial condition.

(13)
Commitments and Contingent Liabilities

Credit-Related Financial Instruments

In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit and lines of credit, which involve to varying degrees elements of credit risk, which are not reflected in the accompanying consolidated financial statements.

Index
Index
The Company’s unfunded loan commitments and unused lines of credit are as follows at March 31, 2026 and June 30, 2025:

(In thousands)	March 31, 2026	June 30, 2025
Unfunded loan commitments	$114,330	$164,348
Unused lines of credit	125,037	110,943
Standby letters of credit	794	793
Total credit-related financial instruments with off-balance sheet risk	$240,161	$276,084

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities and is adjusted through a provision expense in other noninterest expense. At March 31, 2026, the allowance for credit losses on unfunded commitments totaled $1.3 million as compared to $1.8 million at June 30, 2025.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	March 31, 2026	June 30, 2025
Gross investment in solar tax credit investments	$7,583	$2,586
Accumulated amortization	(7,013)	(2,586)
Net investment in solar tax credit investments	$570	$-

Unfunded commitments for solar tax credit investments	$1,372	$6,381

The aggregate carrying value of the Company’s solar tax credit investments is included in accrued interest receivable, and prepaid expenses and other assets within the Company’s consolidated statements of financial condition and represents the Company’s maximum exposure to loss.

Index
Index
(15)
Subsequent events

On April 22, 2026, the Board of Directors announced a cash dividend for the quarter ended March 31, 2026, of $0.10 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.40 per share, which was the same rate as the dividend declared during the previous quarter. The dividend will be payable to stockholders of record as of May 15, 2026, and is expected to be paid on May 29, 2026. Greene County Bancorp, MHC intends to waive its receipt of this dividend.

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

Special Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which describes the future plans, strategies and expectations of the Company. Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. Forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the report. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: (a) changes in general economic conditions; (b) interest rates and inflation; (c) changes in asset quality; (d) our ability to access cost-effective funding; (e) fluctuations in real estate values; (f) changes in laws or regulations; (g) the effects of any federal government shutdown; (h) changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; (i) changes in technology; (j) failures or breaches of our IT security systems; (k) our ability to introduce new products and services and capitalize on growth opportunities; (l) changes in accounting policies and practices; (m) our ability to retain key employees; (n) and the effects of natural disasters and geopolitical events, including terrorism, conflict and acts of war.

Index
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

Comparison of Financial Condition at March 31, 2026 and June 30, 2025

ASSETS

Total assets of the Company were $3.2 billion at March 31, 2026 and $3.0 billion at June 30, 2025, an increase of $140.5 million, or 4.6%. Securities available-for-sale and held-to-maturity increased $52.3 million, or 4.6%, to $1.2 billion at March 31, 2026 as compared to $1.1 billion at June 30, 2025. Net loans receivable increased $118.7 million, or 7.4%, to $1.7 billion at March 31, 2026 as compared to $1.6 billion at June 30, 2025.

During the quarter ended March 31, 2026, the Company completed the termination of its defined benefit pension plan, with all remaining obligations settled using plan assets for approximately $3.5 million.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $139.5 million at March 31, 2026 and $183.1 million at June 30, 2025, a decrease of $43.6 million, or 23.8%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels, as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of March 31, 2026 and June 30, 2025.

SECURITIES

Securities available-for-sale and held-to-maturity increased $52.3 million, or 4.6%, to $1.2 billion at March 31, 2026 as compared to $1.1 billion at June 30, 2025. Securities purchases totaled $569.3 million during the nine months ended March 31, 2026, primarily consisting of $254.2 million of U.S. Treasuries, $229.9 million of state and political subdivision securities, $68.1 million of mortgage-backed securities, $9.0 million of corporate debt securities, and $8.1 million of collateralized mortgage obligations. Principal pay-downs and maturities during the nine months ended March 31, 2026, amounted to $512.4 million, primarily consisting of $259.0 million of U.S. Treasuries, $205.0 million of state and political subdivision securities, $31.3 million of mortgage-backed securities, $14.4 million of corporate debt securities, and $2.7 million of collateralized mortgage obligations. At March 31, 2026, 58.7% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 35.4% of our securities portfolio at March 31, 2026, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index
Index

The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of March 31, 2026 and June 30, 2025. Refer to the financial statements Note 3, Securities for the complete fair value of securities.

	March 31, 2026		June 30, 2025
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$5,789	0.5%	$10,453	0.9%
U.S. government sponsored enterprises	6,371	0.5	11,644	1.0
State and political subdivisions	215,643	18.2	209,844	18.5
Mortgage-backed securities-residential	50,879	4.3	31,587	2.8
Mortgage-backed securities-multifamily	75,904	6.4	74,597	6.6
Corporate debt securities	15,615	1.3	17,937	1.6
Total securities available-for-sale	370,201	31.2	356,062	31.4
Securities held-to-maturity:
U.S. Treasury securities	13,890	1.2	15,850	1.4
State and political subdivisions	479,584	40.5	460,919	40.7
Mortgage-backed securities-residential	171,074	14.4	138,468	12.2
Mortgage-backed securities-multifamily	121,738	10.3	130,119	11.6
Corporate debt securities	28,003	2.4	30,763	2.7
Other securities	25	0.0	28	0.0
Total securities held-to-maturity	814,314	68.8	776,147	68.6
Total securities (at carrying value)	$1,184,515	100.0%	$1,132,209	100.0%

There was no allowance for credit losses on securities available-for-sale as of either period presented as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. The allowance for credit losses on securities held-to-maturity was $550,000 and $548,000 at March 31, 2026 and June 30, 2025, respectively.

LOANS

Net loans receivable increased $118.7 million, or 7.4%, to $1.7 billion at March 31, 2026 as compared to $1.6 billion at June 30, 2025. Loan growth experienced during the nine months ended March 31, 2026, consisted primarily of $96.8 million in commercial real estate loans, $18.2 million in commercial loans, and $7.7 million in home equity loans. The allowance for credit losses on loans increased $1.6 million, or 8.1%, to $21.8 million at March 31, 2026 as compared to $20.1 million at June 30, 2025. The increase in the allowance for credit losses was primarily attributable to an increase in loan volume. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use a conservative underwriting policy in its loan originations and does not engage in sub-prime lending or other exotic loan products. Updated appraisals are obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally when a loan is in a delinquent status. Additionally, if an existing loan is to be modified or refinanced, generally an appraisal is ordered to ensure continued collateral adequacy.

Index
Index

The following tables present the composition of the Company’s loan portfolio at amortized cost in dollar amounts and percentages as of the dates indicated.

	March 31, 2026		June 30, 2025
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$415,749	23.8%	$417,719	25.7%
Commercial real estate	1,151,349	65.9	1,054,504	64.8
Home equity	41,779	2.4	34,103	2.1
Consumer	3,845	0.2	4,311	0.3
Commercial	134,981	7.7	116,769	7.1
Total gross loans(1)(2)	1,747,703	100.0%	1,627,406	100.0%
Allowance for credit losses on loans	(21,778)		(20,146)
Total net loans	$1,725,925		$1,607,260

(1)
Loan balances include net deferred fees/(costs) of ($490,000) and ($567,000) at March 31, 2026 and at June 30, 2025, respectively.
(2)
Loan balances exclude accrued interest receivable of $8.0 million and $7.0 million at March 31, 2026 and at June 30, 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Commercial and commercial real estate loans classified as substandard and special mention totaled $34.9 million at March 31, 2026, and $39.4 million at June 30, 2025, a decrease of $4.5 million. The decrease in the loans classified during the period ended March 31, 2026, was primarily due to upgrades of commercial real estate loans that were considered to be performing and paying in accordance with the terms of their loan agreements and commercial real estate loans that were paid off during the period. Of the loans classified as substandard or special mention, $31.5 million were performing at March 31, 2026. There were no loans classified as doubtful or loss at March 31, 2026 or June 30, 2025.

The following table presents commercial real estate loans by concentrations:

	At March 31, 2026
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$47,029	4.1%
Mixed use real estate	27,778	2.4
Office building	20,425	1.8
Retail	17,752	1.5
Firehouse	9,847	0.9
Other	45,534	3.9
Total owner occupied	168,365	14.6

Non-owner occupied:
Multi-family	297,469	25.8
Retail plaza	134,761	11.7
Mixed use real estate	111,017	9.6
Office building	86,013	7.5
Construction	86,582	7.5
Motel/hotel	67,573	5.9
Warehouse	54,671	4.8
Other	144,898	12.6
Total non-owner occupied	982,984	85.4
Total commercial real estate	$1,151,349	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 85.4% in non-owner occupied loans and 14.6% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average loan-to-value (“LTV”) of approximately 57.8%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 49.5%, as of March 31, 2026. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster, Rensselaer, and Saratoga Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

Index
Index

As of March 31, 2026, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $297.5 million, or 25.8% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of March 31, 2026, the weighted average LTV was approximately 58.0% for the non-owner occupied multi-family loan segment.

As of March 31, 2026, non-owner occupied construction loans were $86.6 million, or 7.5% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third party site inspections for more complex projects. High volatility commercial real estate loan exposure totaled $7.8 million of the Company’s construction exposure. Construction loans are primarily comprised of approximately 43.5% multi-family buildings, 24.7% mixed use real estate, 10.9% self-storage and 9.5% condominiums.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $86.0 million, or 7.5% of total commercial real estate loans as of March 31, 2026. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of March 31, 2026, the weighted average LTV was approximately 58.5% for the non-owner occupied office loan segment.

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

The ACL on loans totaled $21.8 million at March 31, 2026, compared to $20.1 million at June 30, 2025. The ACL on loans to total loans receivable was 1.25% at March 31, 2026 compared to 1.24% at June 30, 2025. The increase in the ACL on loans from March 31, 2026 to June 30, 2025, was primarily attributable to an increase in loan volume offset by improvements in the economic forecasts used in the Current Expected Credit Loss model.

Index
Index

Net charge-offs on loans amounted to $73,000 and $96,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $23,000. Net charge-offs totaled $273,000 and $305,000 for the nine months ended March 31, 2026 and 2025, respectively. There were no material charge-offs in any loan segment during the three and nine months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, the allowance for credit losses on unfunded commitments totaled $1.3 million as compared to $1.8 million at June 30, 2025, a decrease of $519,000, or 29.3%. The decrease in the provision for the nine months ended March 31, 2026, was primarily due to a decrease in the Company’s contractual obligation to extend credit.

Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due, and other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of March 31, 2026, three loans have been modified in the last 12 months with a total amortized basis of $2.8 million. As of March 31, 2025, there were five loans modified with a total amortized basis of $6.9 million.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	March 31, 2026	June 30, 2025
Non-accrual loans:
Residential real estate	$2,180	$2,265
Commercial real estate	556	628
Home equity	202	30
Consumer	6	2
Commercial	129	135
Total non-accrual loans	$3,073	$3,060
Total non-performing assets	$3,073	$3,060

Non-accrual loans to total loans	0.18%	0.19%
Non-performing loans to total loans	0.18%	0.19%
Non-performing assets to total assets	0.10%	0.10%
Allowance for credit losses on loans to non-performing loans	708.69%	658.37%
Allowance for credit losses on loans to non-accrual loans	708.69%	658.37%

At March 31, 2026 and June 30, 2025, there were no loans delinquent greater than 90 days and accruing.

Non-performing assets amounted to $3.1 million at March 31, 2026 and June 30, 2025, respectively. Loans on non-accrual status totaled $3.1 million at March 31, 2026, of which there were four residential real estate loans totaling $644,000 in the process of foreclosure. Included in non-accrual loans were $1.7 million of loans which were less than 90 days past due at March 31, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due.

Index
Index

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

Deposits totaled $2.8 billion at March 31, 2026 as compared to $2.6 billion at June 30, 2025, an increase of $132.7 million. The Company had $31.6 million and $51.6 million of brokered deposits at March 31, 2026 and June 30, 2025, respectively. NOW deposits increased $141.3 million, or 7.2%, and money market deposits increased $2.3 million, or 2.3% when comparing March 31, 2026 and June 30, 2025. Savings deposits decreased $7.5 million, or 3.0%, certificates of deposits decreased $2.3 million, or 1.0%, and noninterest bearing deposits decreased $1.1 million, or 1.0%, when comparing March 31, 2026 and June 30, 2025.

The following table summarizes deposits by major categories:

(Dollars in thousands)	March 31, 2026	Percentage of portfolio	June 30, 2025	Percentage of portfolio
Noninterest-bearing deposits	$109,085	4.0%	$110,163	4.2%
Certificates of deposits	225,880	8.1	228,174	8.6
Savings deposits	239,033	8.6	246,488	9.3
Money market deposits	105,104	3.8	102,787	3.9
NOW deposits	2,093,452	75.5	1,952,223	74.0
Total deposits	$2,772,554	100.0%	$2,639,835	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	March 31, 2026	Percentage of portfolio	June 30, 2025	Percentage of portfolio
Business deposits	$548,164	19.8%	$499,964	18.9%
Retail deposits	903,355	32.6	903,767	34.2
Municipal deposits	1,289,470	46.5	1,184,514	44.9
Brokered deposits	31,565	1.1	51,590	2.0
Total deposits	$2,772,554	100.0%	$2,639,835	100.0%

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

Index
Index

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	March 31, 2026	June 30, 2025
Estimated amount of uninsured for the Bank of Greene County	$386,969	$388,060
Estimated amount of uninsured for Greene County Commercial Bank(1)	1,170,277	1,049,268
Uninsured deposits, per regulatory requirements	$1,557,246	$1,437,328

(1)
All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	March 31, 2026	June 30, 2025
Uninsured deposits, per regulatory requirements	$1,557,246	$1,437,328
Less: Affiliate deposits	(40,490)	(59,018)
Collateralized deposits	(1,170,277)	(1,049,268)
Uninsured deposits, after exclusions	$346,479	$329,042

Immediately available liquidity(1)	$371,585	$422,398
Uninsured deposits coverage	107.2%	128.4%

(1)
Reflects $139.5 million and $183.1 million of cash and cash equivalents, $216.3 million and $221.1 million of remaining borrowing capacity from the Federal Home Loan Bank, and $15.9 million and $18.2 million of remaining borrowing capacity from the Federal Reserve Bank, as of March 31, 2026 and June 30, 2025, respectively.

Uninsured deposits after exclusions represent 12.5% of total deposits for both March 31, 2026 and June 30, 2025, respectively. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

BORROWINGS

At March 31, 2026, the Bank had pledged approximately $693.8 million of its residential and commercial mortgage portfolio as collateral for borrowing and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $448.7 million at March 31, 2026, of which there were $73.2 million of overnight borrowings, $4.2 million long-term fixed rate borrowings and $155.0 million irrevocable municipal letters of credit outstanding at March 31, 2026. At June 30, 2025, the Bank had $74.0 million in overnight borrowings, $4.2 million of long-term fixed rate borrowings and $90.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0.0% Development Advance (ZDA) Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At March 31, 2026 and June 30, 2025, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027, and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028.

The Bank pledges securities and certificates of deposits as collateral at the Federal Reserve Bank discount window for overnight borrowings. At March 31, 2026 and June 30, 2025, approximately $15.9 million and $18.2 million, respectively, of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were zero overnight borrowings outstanding with the Federal Reserve Bank at March 31, 2026 and June 30, 2025.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $90.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were zero borrowings outstanding with these lines of credit for the Bank at March 31, 2026 and June 30, 2025.

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

Index
Index
On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At March 31, 2026, there were $29.9 million of these SNPAs outstanding, net of issuance costs.

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

At March 31, 2026, there were no other long-term borrowings and therefore, no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $267.6 million at March 31, 2026 as compared to $238.8 million at June 30, 2025, resulting primarily from net income of $29.7 million and a decrease in accumulated other comprehensive loss of $2.3 million, partially offset by dividends declared and paid of $3.3 million.

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

The Federal Reserve reduced interest rates by 100 basis points in the third and fourth quarters of 2024, and 75 basis points in the third and fourth quarters of 2025, while holding rates unchanged in the first quarter of 2026. With the recent Federal Reserve rate cuts, the long-term interest rates begin to decrease. This resulted in the fair values of the fixed income bond portfolio to increase and decrease the unrealized loss position as of March 31, 2026. Additionally, the Company continued to purchase investment securities in the higher interest rate environment, decreasing the unrealized loss position.

As previously announced on April 15, 2026, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock, at management’s discretion, at prices management considers to be attractive, and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. For the three and nine months ended March 31, 2026, the Company did not repurchase any shares.

Index
Index

Selected Equity Data:
	At March 31, 2026	At June 30, 2025
Shareholders’ equity to total assets, at end of period	8.41%	7.85%
Book value per share(1)	$15.72	$14.03
Closing market price of common stock	$22.41	$22.22

	For the nine months ended March 31,
	2026	2025
Average shareholders’ equity to average assets	8.34%	7.73%
Dividend payout ratio(2)	17.24%	21.09%
Actual dividends paid to net income(3)	11.01%	17.30%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025. Dividends declared during the three months ended September 30, 2024, and December 31, 2024, and March 31, 2026 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Index
Comparison of Operating Results for the Three and Nine Months Ended March 31, 2026 and 2025

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three and nine months ended March 31, 2026 and 2025. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates. No tax equivalent adjustments made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended March 31,
	2026			2025
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net(1)	$1,710,118	$22,100	5.17%	$1,580,232	$20,185	5.11%
Securities non-taxable	693,921	5,543	3.20	667,742	5,053	3.03
Securities taxable	513,064	4,512	3.52	480,382	3,755	3.13
Interest-bearing bank balances and federal funds	33,770	357	4.23	58,508	731	5.00
FHLB stock	2,957	66	8.93	2,238	55	9.83
Total interest-earning assets	2,953,830	32,578	4.41%	2,789,102	29,779	4.27%
Cash and due from banks	13,533			14,547
Allowance for credit losses on loans	(21,504)			(20,443)
Allowance for credit losses on securities held-to-maturity	(615)			(438)
Other noninterest-earning assets	121,025			105,859
Total assets	$3,066,269			$2,888,627

Interest-Bearing Liabilities:
Savings and money market deposits	$338,240	$357	0.42%	$348,017	$366	0.42%
NOW deposits	2,057,592	9,926	1.93	1,928,023	10,979	2.28
Certificates of deposits	217,858	1,692	3.11	183,471	1,654	3.61
Borrowings	51,399	417	3.25	61,454	569	3.70
Total interest-bearing liabilities	2,665,089	12,392	1.86%	2,520,965	13,568	2.15%
Noninterest-bearing deposits	104,047			114,729
Other noninterest-bearing liabilities	34,333			29,307
Shareholders' equity	262,800			223,626
Total liabilities and equity	$3,066,269			$2,888,627

Net interest income		$20,186			$16,211
Net interest rate spread			2.55%			2.12%
Net earnings assets	$288,741			$268,137
Net interest margin			2.73%			2.32%
Average interest-earning assets to average interest-bearing liabilities	110.83%			110.64%

(1)
Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Index

	Nine months ended March 31,
	2026			2025
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-earning Assets:
Loans receivable, net (1)	$1,679,117	$66,486	5.28%	$1,528,891	$58,908	5.14%
Securities non-taxable	681,881	16,231	3.17	644,584	14,464	2.99
Securities taxable	510,896	13,077	3.41	463,289	10,619	3.06
Interest-bearing bank balances and federal funds	51,646	1,741	4.49	72,107	2,817	5.21
FHLB stock	3,103	163	7.00	2,212	158	9.52
Total interest-earning assets	2,926,643	97,698	4.45%	2,711,083	86,966	4.28%
Cash and due from banks	13,080			12,987
Allowance for credit losses on loans	(21,081)			(19,812)
Allowance for credit losses on securities held-to-maturity	(587)			(462)
Other noninterest-earning assets	113,776			102,910
Total assets	$3,031,831			$2,806,706

Interest-Bearing Liabilities:
Savings and money market deposits	$336,915	$1,127	0.45%	$350,955	$1,164	0.44%
NOW deposits	2,025,374	32,800	2.16	1,851,188	35,359	2.55
Certificates of deposits	213,203	5,336	3.34	167,990	5,020	3.98
Borrowings	61,014	1,670	3.65	70,217	2,008	3.81
Total interest-bearing liabilities	2,636,506	40,933	2.07%	2,440,350	43,551	2.38%
Noninterest-bearing deposits	108,305			119,310
Other noninterest-bearing liabilities	34,047			30,051
Shareholders' equity	252,973			216,995
Total liabilities and equity	$3,031,831			$2,806,706

Net interest income		$56,765			$43,415
Net interest rate spread			2.38%			1.90%
Net earnings assets	$290,137			$270,733
Net interest margin			2.59%			2.14%
Average interest-earning assets to average interest-bearing liabilities	111.00%			111.09%

(1)
Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Non-GAAP to GAAP Reconciliation

The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin	For the three months ended March 31,		For the nine months ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Net interest income (GAAP)	$20,186	$16,211	$56,765	$43,415
Tax-equivalent adjustment (1)	2,202	1,945	6,486	5,524
Net interest income fully taxable-equivalent basis (non-GAAP)	$22,388	$18,156	$63,251	$48,939

Average interest-earning assets (GAAP)	$2,953,830	$2,789,102	$2,926,643	$2,711,083
Net interest margin fully taxable-equivalent basis (non-GAAP)	3.03%	2.60%	2.88%	2.41%

(1)
Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended March 31, 2026 and 2025, respectively.

Index
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

	Three months ended March 31, 2026 versus 2025			Nine months ended March 31, 2026 versus 2025

	Increase/(decrease) Due to		Total increase/ (decrease)	Increase/(decrease) Due to		Total increase/ (decrease)

(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable, net (1)	$1,676	$239	$1,915	$5,933	$1,645	$7,578
Securities non-taxable	202	288	490	866	901	1,767
Securities taxable	267	490	757	1,163	1,295	2,458
Interest-bearing bank balances and federal funds	(274)	(100)	(374)	(724)	(352)	(1,076)
FHLB stock	16	(5)	11	53	(48)	5
Total interest-earning assets	1,887	912	2,799	7,291	3,441	10,732

Interest-bearing liabilities:
Savings and money market deposits	(9)	0	(9)	(57)	20	(37)
NOW deposits	707	(1,760)	(1,053)	3,150	(5,709)	(2,559)
Certificates of deposits	286	(248)	38	1,207	(891)	316
Borrowings	(87)	(65)	(152)	(256)	(82)	(338)
Total interest-bearing liabilities	897	(2,073)	(1,176)	4,044	(6,662)	(2,618)
Net change in net interest income	$990	$2,985	$3,975	$3,247	$10,103	$13,350

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.37% and 1.31% for the three and nine months ended March 31, 2026 compared to 1.12% and 1.04% for the three and nine months ended March 31, 2025. Annualized return on average equity increased to 16.02% and 15.65% for the three and nine months ended March 31, 2026 as compared to 14.41% and 13.40% for the three and nine months ended March 31, 2025. The increase in return on average assets and average equity for the three and nine months ended March 31, 2026 was primarily the result of net income outpacing growth in the balance sheet.

Net income amounted to $10.5 million for the three months ended March 31, 2026 as compared to $8.1 million for the three months ended March 31, 2025, an increase of $2.4 million. Net income amounted to $29.7 million for the nine months ended March 31, 2026 as compared to $21.8 million for the nine months ended March 31, 2025, an increase of $7.9 million.

Average assets increased $177.6 million, or 6.1%, to $3.1 billion for the three months ended March 31, 2026 as compared to $2.9 billion for the three months ended March 31, 2025. Average equity increased $39.2 million, or 17.5%, to $262.8 million for the three months ended March 31, 2026 as compared to $223.6 million for the three months ended March 31, 2025. Average assets increased $225.1 million, or 8.0%, to $3.0 billion for the nine months ended March 31, 2026 as compared to $2.8 billion for the nine months ended March 31, 2025. Average equity increased $36.0 million, or 16.6%, to $253.0 million for the nine months ended March 31, 2026 as compared to $217.0 million for the nine months ended March 31, 2025.

Index
Index
INTEREST INCOME

Interest income amounted to $32.6 million for the three months ended March 31, 2026 as compared to $29.8 million for the three months ended March 31, 2025, an increase of $2.8 million, or 9.4%. Interest income amounted to $97.7 million for the nine months ended March 31, 2026 as compared to $87.0 million for the nine months ended March 31, 2025, an increase of $10.7 million, or 12.3%. The increase during the three and nine months ended March 31, 2026, was primarily due to the increase in the average balances on loans and securities. The increase in yields of loans and securities also increased during the comparative periods contributing to higher interest income.

Average loan balances increased $129.9 million and $150.2 million and the yield on loans increased 6 and 14 basis points when comparing the three and nine months ended March 31, 2026 and 2025, respectively. The average balance of securities increased $58.9 million and $84.9 million and the yield on such securities increased 26 basis points for both the three and nine months ended March 31, 2026 and 2025, respectively. The average interest-bearing bank balances and federal funds decreased $24.7 million and $20.5 million and the yield on interest-bearing bank balances and federal funds decreased 77 and 72 basis points when comparing the three and nine months ended March 31, 2026 and 2025, respectively.

INTEREST EXPENSE

Interest expense amounted to $12.4 million for the three months ended March 31, 2026 as compared to $13.6 million for the three months ended March 31, 2025, a decrease of $1.2 million, or 8.7%. Interest expense amounted to $40.9 million for the nine months ended March 31, 2026 as compared to $43.6 million for the nine months ended March 31, 2025, a decrease of $2.7 million, or 6.0%. The decrease during the three and nine months ended March 31, 2026 was primarily due to the decrease in the average cost of funds, partially offset by the increase in the average balance of interest-bearing liabilities. The decrease in the cost of NOW deposits had the greatest impact on interest expense when comparing the three and nine months ended March 31, 2026 and 2025.

The cost of NOW deposits decreased 35 and 39 basis points, and the cost of certificates of deposits decreased 50 and 64 basis points when comparing the three and nine months ended March 31, 2026 and 2025, respectively. The growth in interest-bearing liabilities was primarily due to an increase in average NOW deposits of $129.6 million and $174.2 million and an increase in average certificates of deposits of $34.4 million and $45.2 million when comparing the three and nine months ended March 31, 2026 and 2025, respectively. This was partially offset by a decrease in average savings and money market deposits of $9.8 million and $14.0 million when comparing the three and nine months ended March 31, 2026 and 2025, respectively. When comparing the three and nine months ended March 31, 2026 and 2025, yields on interest-earning assets increased while the costs of interest-bearing deposits declined, reflecting continued asset repricing and the Company’s strategic reduction in deposit rates.

Net interest income increased $4.0 million to $20.2 million for the three months ended March 31, 2026, from $16.2 million for the three months ended March 31, 2025. Net interest income increased $13.4 million to $56.8 million for the nine months ended March 31, 2026, from $43.4 million for the nine months ended March 31, 2025. The increase in net interest income was due to an increase in the average balance of interest-earning assets, which increased $164.7 million and $215.6 million when comparing the three and nine months ended March 31, 2026 and 2025, respectively, an increase in interest rates on interest-earning assets, which increased 14 and 17 basis points when comparing the three and nine months ended March 31, 2026 and 2025, respectively, and a decrease in rates paid on interest-bearing liabilities, which decreased 29 and 31 basis points when comparing the three and nine months ended March 31, 2026 and 2025, respectively. The increase in net interest income was offset by an increase in the average balance of interest-bearing liabilities, which increased $144.1 million and $196.2 million when comparing the three and nine months ended March 31, 2026 and 2025, respectively.

Net interest rate spread increased 43 basis points to 2.55% for the three months ended March 31, 2026 as compared to 2.12% for the three months ended March 31, 2025. Net interest rate spread increased 48 basis points to 2.38% for the nine months ended March 31, 2026 as compared to 1.90% for the nine months ended March 31, 2025.

Net interest margin increased 41 basis points to 2.73% for the three months ended March 31, 2026 as compared to 2.32% for the three months ended March 31, 2025. Net interest margin increased 45 basis points to 2.59% for the nine months ended March 31, 2026 as compared to 2.14% for the nine months ended March 31, 2025. The increase in net interest rate spread and net interest margin for the three and nine months ended March 31, 2026 was driven by higher interest income on loans and securities, as earning assets repriced and new originations reflected yields above prior-period levels, combined with disciplined deposit pricing that reduced funding costs.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin was 3.03% and 2.60% for the three months ended March 31, 2026 and 2025, respectively, and was 2.88% and 2.41% for the nine months ended March 31, 2026 and 2025, respectively.

Index
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

PROVISION FOR CREDIT LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses amounted to $451,000 and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, and $1.9 million and $2.2 million for the nine months ended March 31, 2026 and 2025, respectively. The provision for the nine months ended March 31, 2026, was primarily attributable to an increase in loan volume offset by improvements in the economic forecasts used in the Current Expected Credit Loss model. The allowance for credit losses on loans to total loans receivable was 1.25% at March 31, 2026 as compared to 1.24% at June 30, 2025.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended March 31,		Change from prior year		For the nine months ended March 31,		Change from prior year
Noninterest income:	2026	2025	Amount	Percent	2026	2025	Amount	Percent

Service charges on deposit accounts	$1,185	$1,191	$(6)	(0.5)%	$3,789	$3,690	$99	2.7%
Debit card fees	1,178	1,146	32	2.8	3,381	3,310	71	2.1
Investment services	298	297	1	0.3	846	797	49	6.1
E-commerce fees	34	16	18	112.5	90	87	3	3.4
Bank-owned life insurance	708	625	83	13.3	2,034	1,910	124	6.5
Net loss on sale of securities available-for-sale	-	(665)	665	100.0	(576)	(665)	89	(13.4)
Other operating income	296	1,246	(950)	(76.2)	1,277	2,339	(1,062)	(45.4)
Total noninterest income	$3,699	$3,856	$(157)	(4.1)%	$10,841	$11,468	$(627)	(5.5)%

Noninterest income decreased $157,000, or 4.1%, to $3.7 million for the three months ended March 31, 2026 compared to $3.9 million for the three months ended March 31, 2025. The decrease during the three months ended March 31, 2026 was primarily due to the Company earning an Employee Retention Tax Credit (“ERTC”) of $610,000 during the three months ended March 31, 2025 and a $279,000 decrease in fee income earned on customer interest rate swap contracts, included in other operating income. This was partially offset by a $665,000 loss on sales of securities available-for sale during the three months ended March 31, 2025. Noninterest income decreased $627,000, or 5.5%, to $10.8 million for the nine months ended March 31, 2026 as compared to $11.5 million for the nine months ended March 31, 2025. The decrease during the nine months ended March 31, 2026 was primarily due to the Company earning an ERTC of $610,000 during the nine months ended March 31, 2025 and a decrease of $317,000 in fee income earned on customer interest rate swap contracts, included in other operating income. This was partially offset by an increase in income from bank owned life insurance of $124,000, and an increase of $99,000 in service charge income.

NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended March 31,		Change from prior year		For the nine months ended March 31,		Change from prior year
Noninterest expense:	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$6,783	$6,195	$588	9.5%	$19,162	$17,726	$1,436	8.1%
Occupancy expense	823	729	94	12.9	2,132	1,980	152	7.7
Equipment and furniture expense	173	226	(53)	(23.5)	592	569	23	4.0
Service and data processing fees	833	667	166	24.9	2,401	2,207	194	8.8
Computer software, supplies and support	543	427	116	27.2	1,541	1,186	355	29.9
Advertising and promotion	111	136	(25)	(18.4)	358	340	18	5.3
FDIC insurance premiums	373	353	20	5.7	1,110	1,022	88	8.6
Legal and professional fees	280	394	(114)	(28.9)	1,165	1,003	162	16.2
Other	1,356	915	441	48.2	3,334	2,945	389	13.2
Total noninterest expense	$11,275	$10,042	$1,233	12.3%	$31,795	$28,978	$2,817	9.7%

Index
Index
Noninterest expense increased $1.2 million, or 12.3%, to $11.3 million for the three months ended March 31, 2026 compared to $10.0 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 was primarily due to a $706,000 non-cash settlement charge as a result of the completed termination of the Company’s defined benefit pension plan, included in other expense, an increase of $588,000 in salaries and employee benefits, and an increase of $166,000 in service and data processing expenses. This was partially offset by a decrease of $277,000 in the allowance for credit losses unfunded commitment expense, included in other expense, due to a decrease in the Company’s contractual obligation to extend credit. Noninterest expense increased $2.8 million, or 9.7%, to $31.8 million for the nine months ended March 31, 2026 as compared to $29.0 million for the nine months ended March 31, 2025. The increase during the nine months ended March 31, 2026 was primarily due to an increase of $1.4 million in salaries and employee benefits, a $905,000 non-cash settlement charge as a result of the completed termination of the Company’s defined benefit pension plan, included in other expense, an increase of $355,000 in computer software, supplies and support fees, an increase of $252,000 in charitable contributions, included in other expense, as the Bank made a $250,000 charitable donation to the Bank of Greene County Charitable Foundation, an increase of $194,000 in service and data processing expenses, an increase of $162,000 in legal and professional fees, and an increase of $152,000 in occupancy expenses. This was partially offset by a $1.0 million decrease in the allowance for credit losses unfunded commitment expense, included in other expense.

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 13.5% and 12.4% for the three and nine months ended March 31, 2026, and 9.9% and 8.0% for the three and nine months ended March 31, 2025, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance and tax credits, to arrive at the effective tax rate. The increase during the three and nine months ended March 31, 2026, is primarily due to higher pre-tax income and reflects a lower mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and/or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk since the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2026, the Company had $139.5 million in cash and cash equivalents, representing 4.4% of total assets, and had $398.5 million available in unused lines of credit.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $800.2 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $31.6 million and $51.6 million brokered deposits as of March 31, 2026 and June 30, 2025, respectively.

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

Index
Index
At March 31, 2026, liquidity measures were as follows:

Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	8.91%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	30.45%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	50.19%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	106.92%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	12.35%

The Company’s off-balance sheet credit exposures at March 31, 2026:

(In thousands)
Unfunded loan commitments	$114,330
Unused lines of credit	125,037
Standby letters of credit	794
Total commitments	$240,161

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

The Bank of Greene County and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at March 31, 2026 and June 30, 2025.

					To be well
					capitalized under
			For capital		prompt corrective		Capital conservation
(Dollars in thousands)	Actual		adequacy purposes		action provisions		buffer
The Bank of Greene County	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of March 31, 2026:
Total risk-based capital	$326,385	17.0%	$153,804	8.0%	$192,255	10.0%	8.98%	2.50%
Tier 1 risk-based capital	302,804	15.8	115,353	6.0	153,804	8.0	9.75	2.50
Common equity tier 1 capital	302,804	15.8	86,515	4.5	124,965	6.5	11.25	2.50
Tier 1 leverage ratio	302,804	9.8	123,222	4.0	154,027	5.0	5.83	2.50

As of June 30, 2025:
Total risk-based capital	$293,952	16.6%	$141,305	8.0%	$176,632	10.0%	8.64%	2.50%
Tier 1 risk-based capital	271,869	15.4	105,979	6.0	141,305	8.0	9.39	2.50
Common equity tier 1 capital	271,869	15.4	79,484	4.5	114,811	6.5	10.89	2.50
Tier 1 leverage ratio	271,869	9.2	117,646	4.0	147,057	5.0	5.24	2.50

Greene County Commercial Bank
As of March 31, 2026:
Total risk-based capital	$132,164	46.4%	$22,778	8.0%	$28,473	10.0%	38.42%	2.50%
Tier 1 risk-based capital	132,164	46.4	17,084	6.0	22,778	8.0	40.42	2.50
Common equity tier 1 capital	132,164	46.4	12,813	4.5	18,507	6.5	41.92	2.50
Tier 1 leverage ratio	132,164	9.5	55,509	4.0	69,386	5.0	5.52	2.50

As of June 30, 2025:
Total risk-based capital	$122,243	46.9%	$20,871	8.0%	$26,089	10.0%	38.86%	2.50%
Tier 1 risk-based capital	122,243	46.9	15,654	6.0	20,871	8.0	40.86	2.50
Common equity tier 1 capital	122,243	46.9	11,740	4.5	16,958	6.5	42.36	2.50
Tier 1 leverage ratio	122,243	9.1	53,543	4.0	66,929	5.0	5.13	2.50

Index
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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.
b)
Not applicable.
c)
On April 15, 2026, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock, at management’s discretion, at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended March 31, 2026.

Item 3.
Defaults Upon Senior Securities
Not applicable.

Item 4.
Mine Safety Disclosures
Not applicable.

Index
Index
Item 5.
Other Information
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended March 31, 2026.

Item 6.	Exhibits

Exhibits

	31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
	31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
	32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
	32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
	101	The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).
	104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index
Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: May 8, 2026

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)