Form 10-K
period 2026-06-30
GREENE COUNTY BANCORP INC
filed 2026-09-09
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026
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

As of December 31, 2025, there were 17,026,828 shares outstanding of the Registrant's common stock of which 6,615,827 were shares of voting stock held by non-affiliates of the Registrant. Computed by reference to the closing price of Common Stock of $22.23 on December 31, 2025, the aggregate value of stock held by non-affiliates was $147,069,000. As of September 8, 2026, there were 17,025,485 shares outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part II and III of this Form 10-K where indicated.

Index
GREENE COUNTY BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

Index
PART I

ITEM 1.
Business

Greene County Bancorp, MHC and Greene County Bancorp, Inc.

Greene County Bancorp, MHC was formed in December 1998 as part of the Bank of Greene County's mutual holding company reorganization. In 2001, Greene County Bancorp, MHC converted from a state to a federal charter. The Federal Reserve Board regulates Greene County Bancorp, MHC. Greene County Bancorp, MHC owns 54.1% of the outstanding common stock of Greene County Bancorp, Inc. The remaining shares of Greene County Bancorp, Inc. are owned by public stockholders and the Bank of Greene County’s Employee Stock Ownership Plan. At June 30, 2026, Greene County Bancorp, Inc.’s assets consisted primarily of its investment in the Bank of Greene County, cash and securities. At June 30, 2026, 7,806,957 shares of Greene County Bancorp, Inc.’s common stock, par value $0.10 per share, were held by the public, including executive officers and directors, 197,195 shares were held as Treasury stock and 9,218,528 shares were held by Greene County Bancorp, MHC, Greene County Bancorp, Inc.’s mutual holding company. Greene County Bancorp, MHC does not engage in any business activity other than to hold a majority of Greene County Bancorp, Inc.’s common stock and to invest any liquid assets of Greene County Bancorp, MHC.

Greene County Bancorp, Inc. (the “Company”) operates as the federally chartered holding company of the Bank of Greene County, a federally chartered savings bank. Greene County Bancorp, Inc. was organized in December of 1998 at the direction of the Board of Trustees of the Bank of Greene County (formerly Greene County Savings Bank) for the purpose of acting as the holding company of the Bank of Greene County. In 2001, Greene County Bancorp, Inc. converted its charter from a Delaware corporation regulated by the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. Effective in July 2011, the regulation of federally chartered savings and loan holding companies was transferred to the Federal Reserve Board under the Dodd-Frank Act. Greene County Bancorp, Inc.’s principal business, is overseeing and directing the business of the Bank of Greene County and monitoring its cash position.

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

The Bank of Greene County's principal business consists of attracting retail, commercial and municipal deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in residential mortgage loans, commercial real estate mortgage loans, consumer loans, home equity loans and commercial business loans. In addition, the Bank of Greene County invests a significant portion of its assets in state and political subdivision securities and mortgage-backed securities. The Bank of Greene County's revenues are derived principally from the interest on its residential and commercial real estate mortgages, and to a lesser extent, from interest on consumer and commercial loans and other types of securities, as well as from servicing fees and service charges and other fees collected on its deposit accounts, debit card fee income, and bank owned life insurance income. The Bank of Greene County offers investment alternatives for customers, which also contributes to the Bank’s revenues through Osaic Institutions, Inc., which allows the Bank to rebrand these alternative investment services as Greene Investment Services. The Bank of Greene County's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and principal and interest payments on loans and securities.

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

Greene County Bancorp, Inc. and Subsidiaries

(In thousands)
Balance sheet data as of June 30, 2026:	Assets	Deposits	Borrowings	Equity
Greene County Bancorp, Inc. (consolidated)	$3,183,427	$2,713,399	$155,145	$277,831
The Bank of Greene County (consolidated)	3,183,385	2,728,520	125,166	292,956
Greene County Commercial Bank	1,251,508	1,192,996	-	125,694
Greene Property Holdings, Ltd.	687,413	-	-	687,413

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

Fully Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, as well as disclosures based on that tabular presentation, is commonly presented on a tax-equivalent basis. That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total. This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt assets, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations. Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average interest-earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time. While we present net interest income and net interest margin utilizing GAAP measures (no tax-equivalent adjustments) as a component of the tabular presentation within our disclosures, we do provide as supplemental information net interest income and net interest margin on a tax-equivalent basis.

Market Area

The Company is a community bank offering a variety of financial services to meet the needs of the communities it serves. At June 30, 2026, the Company operated 19 full-service banking offices, lending centers, an operations center, customer call center, administration center and a wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The primary market areas the Company serves is the Greene, Columbia, Albany, Ulster, Rensselaer and Saratoga Counties of New York State.

Index
As of 2025, the Greene County population was approximately 47,000, Columbia County was approximately 60,000, Albany County was approximately 321,000, Ulster County was approximately 183,000, Rensselaer County was approximately 161,000, and Saratoga County was approximately 241,000. Greene County is primarily rural, and the major industry consists of tourism associated with the several ski facilities and festivals located in the Catskill Mountains. Greene County has no concentration of manufacturing industries. Greene County is contiguous to the Albany-Schenectady-Troy metropolitan statistical area. The close proximity of Greene County to the city of Albany has made it a "bedroom" community for people working in the Albany capital area. Albany County’s economy is dependent on state government, health care services and higher education. Albany has been growing in the area of technology jobs focusing on the areas of micro- and nanotechnology. Columbia County’s major industries consist of tourism and health care, and Columbia County is also a “bedroom” community for people working in the Albany capital region. Ulster County’s major industry consists of tourism with a number of state parks located within the Catskill Mountains and the Shawangunk Ridge. Rensselaer County’s major industries consists of health care services and higher education, located in close proximity to Albany County. Saratoga County’s major industries are anchored by advanced technology, manufacturing, tourism and healthcare. As such, local employment is primarily within the services industry as well as government and health care services.

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

Lending Activities

General. The principal lending activity of the Company is the origination for retention in its portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by residential and commercial real estate, primarily located within its primary market area. The Company also originates home equity loans, line of credit products, consumer loans and commercial business loans, and has increased its focus on all aspects of commercial lending.

The Company continues to use conservative underwriting in its loan originations. As such, it does not engage in sub-prime lending or other exotic loan products. When underwriting loans, primary emphasis is placed on the borrower’s financial condition, including the ability to generate cash flow to support the debt and other cash expenses. Additional consideration is given to the collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. Interest rates charged by the Company may vary with the degree of risk, type, size, complexity, repricing frequency, competition, and other relevant factors associated with the loan. At the time of origination, appraisals are obtained to ensure an adequate loan-to-value ratio of the underlying real estate collateral. Updated appraisals may be obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally when a loan is in a delinquent status, or an event that would indicate a significant decline in the collateral value. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

In an effort to manage the interest rate risk, the Company originates both fixed and adjustable-rate loans for commercial, residential and consumer lending. Commercial loan terms generally are 5-10 years, residential loan terms generally are 10-20 years, and consumer loans terms generally are 3-5 years. Currently, the only 30-year term loans offered is the Bank’s first time homebuyer program, which offers a fixed rate loan, with a 30-year amortization.

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

Residential, Construction and Land Loans. The Company's primary consumer lending activity is the origination of owner-occupied residential mortgage loans collateralized by property located in the Company’s primary market area. Residential mortgage loans refer to loans collateralized by one-to four-family residences, both owner and non-owner occupied. Multi-family loans collateralized by 5 units or more, such as apartment buildings are originated through the commercial loan platform. The Company originates residential mortgage loans with a maximum loan-to-value ratio of 85%, except for the first time homebuyer program which allows for a loan-to-value ratio of up to 90%. For the years ended June 30, 2026 and 2025, no residential mortgage loans were originated by the Company with private mortgage insurance. Generally, residential mortgage loans are originated for terms of up to 30 years. The Company has been successful in marketing and originating such loans with 10, 15 and 20-year terms. The Company requires fire and casualty insurance and may require the establishment of a mortgage escrow account for the payment of real estate taxes, and hazard and flood insurance. The Company requires title insurance on most loans for the construction or purchase of residential properties collateralizing real estate loans made by the Company. Title insurance is not required on all refinanced mortgage loans but is evaluated on a case-by-case basis.

At June 30, 2026, virtually all of the Company’s residential mortgage loans were underwritten to secondary market guidelines and accordingly, were eligible for sale in the secondary mortgage market. However, generally the residential mortgage loans originated by the Company are retained in its portfolio and are not sold into the secondary mortgage market. To the extent fixed-rate residential mortgage loans are retained by the Company, it is exposed to increases in market interest rates, since the yields earned on such fixed-rate assets would remain fixed, while the rates paid by the Company for deposits and borrowings may increase, which could result in lower net interest income.

The Company currently offers residential mortgage loans with fixed and adjustable interest rates. Originations of fixed-rate loans versus adjustable-rate loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company’s competitors. The Company has been successful in marketing and originating adjustable-rate loans and has a renewed focus on first time home buyer loans. During the current fiscal year, there has been an increase in adjustable-rate mortgage loans. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Company's residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors.

The Company's adjustable-rate mortgage (“ARM”) loans currently provide for maximum rate adjustments of 150 basis points per year and 600 basis points over the term of the loan. Generally, the Company's ARM loans adjust annually after the initial fixed-rate portion expires. After origination, the interest rate on such ARM loans is reset based upon a contractual spread or margin above the average yield on one-year United States Treasury securities, adjusted to a constant maturity, as published weekly by the Federal Reserve Board. The Company offers home equity line of credit ARM loans, with initial interest rates that are below market, referred to as “introductory rates,” however, in underwriting such loans, borrowers are qualified at the full index rate.

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

The Company's residential mortgage loans are generally originated by the Company’s loan representatives operating in its Bank offices through their contacts with existing or past loan customers, depositors of the Company, attorneys and accountants who refer loan applications from the general public and local realtors. The Company has loan originators who call upon customers during non-banking hours and at locations convenient to the customer.

All residential mortgage loans originated by the Company include "due-on-sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage.

Index
The Company originates construction-to-permanent loans to homeowners for the purpose of the construction of primary and secondary residences. The Company issues a commitment and has one closing which encompasses both the construction phase and permanent financing. The construction phase is generally up to twenty-four months, and the interest charged is the rate stated in the note, with loan-to-value ratios of up to 85% of the completed project. The Company also offers loans collateralized by undeveloped land. The acreage associated with such loans is limited. These land loans generally are intended for future sites of primary or secondary residences. The terms of residential vacant land loans generally have a fifteen-year maximum amortization and a loan-to-value (“LTV”) requirement up to 65%.

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

The Company offers and originates non-owner occupied 1-4 family loans through the residential mortgage department. These loans are generally located in the Company’s primary market area. Pricing is increased and the advance rate or loan-to-value may be limited when compared to an owner occupied transaction. Otherwise, the Company’s underwriting practices and the risks associated with these non-owner occupied 1-4 family loans do not differ substantially from that of owner occupied residential real estate mortgage loans, as they are underwritten utilizing similar debt to income methodology, not solely relying on the cash flow of the collateralized property for repayment.

Commercial Real Estate Mortgages. We have developed a strong team of lenders, credit and business development staff, resulting in our continued growth of our commercial real estate portfolios. Multi-family, mixed-use properties, industrial-warehouse and other commercial properties collateralize the commercial real estate portfolio. The Company originates fixed and adjustable-rate commercial real estate mortgage loans with standard terms ranging between 5 to 20 years. The Company can approve terms in excess of 20 years with elevated approval authority. During the fiscal years ended June 30, 2026 and 2025, the Company purchased $28.0 million and $53.4 million of commercial real estate loans, respectively, that were outside of our primary market area, for which full due diligence was completed on each loan to ensure credit quality.

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

Loans collateralized by commercial real estate mortgages generally are larger than residential loans and involve a greater degree of risk. Commercial real estate mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected, to a greater extent, by adverse conditions in the real estate market or the economy in general. Accordingly, commercial real estate mortgage loans require active management to monitor and evaluate performance during the life cycle of the loan. In response to the current environment, the Company is monitoring the repricing risk of the portfolio through quarterly reporting. In addition, the individual loan is stress tested at origination and through the annual review process.

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

The Company offers fixed and adjustable-rate home equity loans and lines of credit that are collateralized by the borrower’s residence. Home equity loans and lines are generally underwritten with terms not to exceed 25 years and with a loan to value ratio of 85% when combined with the principal balance of the existing first mortgage loan, when the Company holds the first mortgage. The Company appraises the property collateralizing the loan at the time of the loan application in order to determine the value of the property collateralizing the home equity loans. Home equity loans may have an additional inherent risk if the Company does not hold the first mortgage, therefore these loans are generally underwritten with an increased interest rate and a lower maximum loan to value ratio of 70%. The Company may stand in a secondary position in the event of collateral liquidation resulting in a greater chance of insufficiency to meet all obligations.

Commercial Loans. The Company originates commercial loans with terms of up to 20 years at fixed and adjustable rates. The decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors) and secondarily on the value of and ability to liquidate the collateral, which may consist of receivables, inventory and equipment. A mortgage may also be taken for additional collateral purposes. The Company generally requires annual financial statements, tax returns and personal guarantees from the commercial borrowers. The Company also generally requires an appraisal of any real estate that collateralizes the loan. The Company’s commercial loan portfolio includes loans collateralized by accounts receivable, inventory, business assets, vehicles, other equipment, or real estate.

Commercial lending generally involves greater risk and risks that are different from those associated with residential and commercial real estate mortgage lending. Commercial lending is generally considered to be cash flow and collateral based. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. Loan officers generally have the authority to originate mortgage loans, consumer loans and commercial business loans up to amounts established for each lending officer. The Bank established an Officer's Loan Committee, which approves loans greater than $2.5 million and up to $10.0 million. The Board of Directors approves new loans greater than $10.0 million and relationships greater than $20.0 million.

The Board annually approves independent appraisers used by the Company. For larger loans, the Company may require an environmental site assessment to be performed by an independent professional for all non-residential mortgage loans. It is the Company’s policy to require hazard insurance on all loans secured by real estate collateral.

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company receives loan origination fees. Such fees vary with the volume and type of loan commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

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

At June 30, 2026, the largest aggregate amount loaned by the Company to one borrower consisted of seven commercial mortgages with an outstanding balance of $55.0 million. This loan relationship was performing in accordance with its repayment terms at June 30, 2026.

Index
Securities Activities

Given the Company’s portfolio of fixed-rate residential mortgage loans, the Company and its subsidiary Greene County Commercial Bank, maintain high balances of liquid investments for the purpose of mitigating interest rate risk and meeting collateral requirements for municipal deposits in excess of Federal Deposit Insurance Corporation, (“FDIC”) insurance limits. The Board of Directors establishes the securities investment policy. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and desired risk parameters. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and Government National Mortgage Association (“GNMA”), and collateralized mortgage obligations issued by these entities. The Company's investments in state and political subdivision securities, generally are municipal obligations that are general obligations supported by the taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall securities investment yield while managing interest rate risk. The Company will only invest in high quality securities, as determined by management’s analysis at the time of purchase. The Company generally does not engage in any balance sheet derivative or hedging investment transactions, such as balance sheet interest rate swaps or caps.

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

The estimated fair values of debt securities at June 30, 2026 by contractual maturity are set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Additional discussion of management’s decisions with respect to shifting investments among the various investment portfolios described above and the level of mortgage-backed securities is set forth in Part II, Item 7 Management’s Discussion and Analysis of this Annual Report.

Discussion related to the assessment of the portfolio for credit loss is set forth in Part II, Item 8 Financial Statements and Supplementary Data, Note 1, Summary of significant accounting policies, and Note 3, Securities, of this Annual Report.

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

Mortgage-Backed and Asset-Backed Securities. The Bank and its subsidiary Greene County Commercial Bank purchase mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower the Company's credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and GNMA or other government sponsored enterprises; and (iii) increase liquidity. Collateralized mortgage obligations (“CMOs”) as well as other mortgage-backed securities generally are a type of mortgage-backed bond secured by the cash flow of a pool of mortgages. CMOs have regular principal and interest payments made by borrowers separated into different payment streams, creating several bonds that repay invested principal at different rates. The CMO bond may pay the investor at a different rate than the underlying mortgage pool. Often bonds classified as mortgage-backed securities are considered pass-through securities and payments include principal and interest in a manner that makes them self-amortizing. As a result, there is no final lump-sum payment at maturity. The Company does not invest in private label mortgage-backed securities due to the potential for a higher level of credit risk.

Index
The pooling of mortgages and the issuance of a security with an interest rate that is based on the interest rates of the underlying mortgages creates mortgage-backed securities. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities, pool and resell the participation interests in the form of securities to investors, such as the Company, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the underlying loans because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company and its subsidiary, the Commercial Bank.

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

Management reviews prepayment estimates periodically to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue, current interest rates and to determine the yield and estimated maturity of Company’s mortgage-backed securities portfolio. However, the actual maturity of a security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that securities prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate of return. Conversely, in a rising interest rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the increased rates of interest.

Asset-backed securities are a type of debt security collateralized by various loans and assets including: automobile loans, equipment leases, credit card receivables, home equity and improvement loans, manufactured housing, student loans and other consumer loans. In the case of the Company, there are no asset-backed securities in the portfolio at June 30, 2026 and 2025.

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

Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposit accounts consist of savings, NOW accounts, money market accounts, certificates of deposit, noninterest-bearing checking accounts and Individual Retirement Accounts (“IRAs”).

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

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and the Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products, including IntraFi’s Insured Network Deposits (“IND”). The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $814.0 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

Index
The Commercial Bank’s purpose is to attract deposits from local municipalities. The Commercial Bank had $1.2 billion in deposits at June 30, 2026 and 2025.

Borrowed Funds. The Bank maintains borrowing arrangements in the form of lines of credit through the Federal Home Loan Bank of New York (“FHLB”), the Federal Reserve Bank of New York (“FRB”), Atlantic Community Bankers Bank (“ACBB”), as well as three other depository institutions. The Bank may also obtain term borrowings from the FHLB and FRB. With the exception of the line of credit with ACBB, and the other depository institutions, these borrowing arrangements are secured by mortgage loans, commercial loans or investment securities. The Bank has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, on behalf of the Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts. These letters of credit are secured by residential mortgage and commercial real estate loans. The amount of funds available to the Bank through the FHLB line of credit is reduced by any letters of credit outstanding.

Subordinated Debt. The Company has issued subordinated notes as a cost-effective way to raise regulatory capital. The Company’s outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes with call features, issued in September 2021, due September 2031.

Additional discussion related to borrowings is set forth in Part II, Item 7 Management’s Discussion and Analysis and in Part II, Item 8 Financial Statements and Supplementary Data, Note 7 Borrowings of this Annual Report.

Human Capital

As of June 30, 2026, the Bank of Greene County had 203 full-time employees and 24 part-time employees. The average full-time and part-time employee tenure at the Bank is approximately 7.1 years. Neither Greene County Bancorp, Inc. nor Greene County Commercial Bank has any employees who are not also employees of the Bank of Greene County. A collective bargaining group does not represent the employees and the Bank of Greene County considers its relationship with its employees to be good.

The Bank is committed to fostering a workplace where employees feel valued, respected, and included. The Board of Directors and management actively promotes a culture that supports engagement and encourages diverse perspectives, including a mission statement that establishes core values to further strengthen and align the Bank’s culture.

The Bank invests in the development and success of employees by supporting continuous learning and career growth. Employees are encouraged to deepen their understanding of the banking and financial industry through professional development opportunities, including reimbursement for college courses, professional certifications and continuing education programs.

Management actively encourages internal promotions as part of the Bank’s hiring practices, recognizing and rewarding employees’ talent, experience, and contributions. Compensation and benefits programs are designed to attract, retain, and reward talent, aligning employee performance with the Bank’s strategic and operational goals. Our comprehensive benefits package includes medical, dental, and vision coverage, life and disability insurance, health savings accounts, flexible spending accounts, telemedicine, paid time off and holidays, a 401(k) plan with matching contributions, an employee stock ownership plan, and an employee assistance program.

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

Taxable Distributions and Recapture. At June 30, 2026, the Bank had an unrecaptured pre-1988 federal bad debt reserve of approximately $1.8 million for which no federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve.

Corporate Dividends-Received Deduction. Greene County Bancorp, MHC owns less than 80% of the outstanding common stock of Greene County Bancorp, Inc. Therefore, Greene County Bancorp, MHC is not permitted to join in the consolidated federal income tax return with Greene County Bancorp, Inc., the Bank of Greene County and Greene County Commercial Bank. Consequently, Greene County Bancorp, MHC is only eligible for a 65% dividend-received deduction in respect of dividends from Greene County Bancorp, Inc.

State Taxation

Greene County Bancorp, MHC, Greene County Bancorp, Inc., the Bank of Greene County, Greene County Commercial Bank, and Greene Property Holdings, Ltd. report income on a combined fiscal year basis to New York State. The New York State franchise tax is imposed on an amount equal to the greater of 7.25% of Business Income, 0.1875% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income.

During the fiscal year ended June 30, 2025, the Company determined that it had established nexus with the Commonwealth of Massachusetts. As a result, the Company commenced filing corporate excise tax returns with the Massachusetts Department of Revenue. The Massachusetts corporate excise tax consists of a 9.0% income-based tax measure, subject to a non-income minimum tax of $456.

REGULATION

General

The Company’s two banking subsidiaries are the Bank of Greene County which is a federally chartered savings bank and Greene County Commercial Bank which is a New York-chartered bank. The Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”) insures their deposit accounts up to applicable limits. The Bank of Greene County and Greene County Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the New York State Department of Financial Services (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer. The Bank of Greene County and Greene County Commercial Bank are required to file reports with and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank of Greene County is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. Both Greene County Bancorp, Inc. and Greene County Bancorp, MHC, as savings and loan holding companies, are subject to regulation and examination by the Federal Reserve Board and are required to file reports with the FRB.

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

Examinations and Assessments. The Bank of Greene County is primarily supervised by the OCC, and as such is required to file reports with and is subject to periodic examination by the OCC. The Bank of Greene County is required to pay assessments to the OCC to fund the agency’s operations.

Capital Framework. In July 2013, U.S. banking regulators approved the final rules to Basel III and established new capital standards, called “The Capital Rules”. The Capital Rules revised the definitions and components of regulatory capital and addressed other regulatory deficiencies.

Capital Requirements. The Capital Rules require minimum ratios of common equity Tier 1 capital (“CET1”), Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required Leverage ratio of at least 4.0%. To be considered well-capitalized, the CET1 must be a ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a Total risk-based capital ratio of 10.0%, and a leverage ratio of 5.0%. CET1 is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45.0% of net unrealized gains on equity securities available-for-sale with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on securities available-for-sale). Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in their regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the Capital Rules require an additional “capital conservation buffer”, which must consist entirely of CET1, and added to each of the minimum required risk-based capital ratios. The capital conservation buffers’ purpose is to absorb losses during periods of economic stress. While banks are permitted to dip into this capital conservation buffer during economic downturns, doing so will trigger restrictions on discretionary payouts, such as dividends, share buybacks, and employee bonuses. The additional capital conservation buffer for the Company is 2.5% of CET1.

Federal banking agencies, including the OCC, issued a rule in accordance with The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (“the Regulatory Relief Act”) to establish for qualifying institutions with total consolidated assets of less than $10 billion a “community bank leverage ratio” of 9.0% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements. Effective July 1, 2026, the federal banking agencies adopted a final rule that lowers the community bank leverage ratio requirement from 9.0% to 8.0%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total consolidated assets and trading assets and liabilities of 5% or less of total consolidated assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

Although the Bank is a qualifying community bank organization, the Bank has elected not to opt into the community bank leverage ratio framework at this time and will continue to follow Basel capital requirements as described above.

Index
Prompt Corrective Action. Pursuant to Section 38 of the Federal Deposit Insurance Act, federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. To be “well capitalized” an insured depository institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5.0%; “adequately capitalized”, an insured depository institution must have a total risk based capital ratio of at least 8.0%, a Tier 1 risk based capital ratio of at least 6.0%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4.0%; “undercapitalized”, an insured depository institution would have a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4.0%; “significantly undercapitalized”, an insured depository institution would have a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, CET1 risk based capital ratio of less than 3.0%, and a Tier 1 leverage ratio of less than 3.0%; “critically undercapitalized”, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2.0%.

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

At June 30, 2026, the Bank of Greene County met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2026, the Bank of Greene County was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Requirement. As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL”, requirement by meeting one of two tests: the Home Owners’ Loan Act (“HOLA”) QTL test or the Internal Revenue Service (“IRS”) Domestic Building and Loan Association (DBLA) test. The federal savings association may use either test to qualify and may switch from one test to the other.

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

“Qualified thrift investments” include various types of loans made for residential and housing purposes and related investments, including certain mortgage-backed and related securities. Qualified thrift investments also include certain loans and investments, including loans for personal, family or household purposes, subject in the aggregate limit of 20% of portfolio assets. Credit card loans, education loans and small business loans are includable without limitation. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

Under the IRS DBLA test, a savings association must satisfy the business operations test and the 60% of assets test. The business operations test requires that the federal savings association’s business consists primarily of acquiring the savings of the public (75% of its deposits, withdrawable shares, and other obligations must be held by the general public) and investing in loans (more than 75% of its gross income consists of interest on loans and government obligations and various other specified types of operating income that federal savings associations ordinarily earn). For the 60% of assets test, a savings association must maintain at least 60% of its total in “qualified investments” as of the close of the taxable year or, at the option of the taxpayer, may be computed on the basis of the average assets outstanding during the taxable year.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank utilized the IRS DBLA test and satisfied the requirements of this test at and for the years ended June 30, 2026 and 2025.

Index
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases, and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

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

Privacy Standards. The Bank is subject to FDIC regulations regarding the privacy protection provisions of the Gramm-Leach-Bliley Act and certain state laws containing consumer privacy protection provisions. These regulations require the Bank to disclose its privacy policies, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial notices that accurately reflect its privacy policies and practices, to make its privacy policies available to customers through its website, and to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.

Cybersecurity. In additional to the provisions in the Gramm-Leach-Bliley Act relating to data security (discussed below), the Company and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, federal regulatory statements regarding cybersecurity indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, the statements indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.

Index
Anti-Money Laundering and OFAC. Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department's Financial Crises Enforcement Network ("FinCEN") rules include customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s implementation of Regulation W. The term “affiliates” for these purposes generally means any company that controls, is controlled by, or is under common control with an institution. Greene County Bancorp, Inc. is an affiliate of the Bank of Greene County. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, OCC regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Comptroller of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Index
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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2026, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements but may do so in the future if conditions warrant. At June 30, 2026, the Bank was in compliance with these reserve requirements.

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

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and federal regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Greene County Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

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

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary to the extent which they permit interstate savings and loan holding company acquisitions.

Index
Capital. The Dodd-Frank Act and subsequent Economic Growth Regulatory Relief, and Consumer Protection Act, required the FRB to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies under $3.0 billion in consolidated total assets were exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases. During the fiscal year ended June 30, 2026, the Company’s total consolidated assets exceeded the $3.0 billion threshold. Historically, the Company operated under the FRB’s Small Bank Holding Company Policy Statement, which exempted the parent company from consolidated risk-based and leverage capital rules. The Company became subject to the FRB’s consolidated capital adequacy requirements under 12 CFR Part 217 (Regulation Q). The framework requires the parent company to calculate, monitor and report capital adequacy using consolidated ratios in tandem with our existing reporting obligations. The parent company is now required to maintain specific minimum consolidated ratios for CET1, Tier 1 capital, Total capital to risk-weighted assets and the Leverage ratio, including the capital conservation buffer. As of June 30, 2026, the Company’s consolidated capital ratios met all applicable minimum regulatory requirements, and the Company continues to meet the criteria necessary to be “well-capitalized”.

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

Waivers of Dividends by Greene County Bancorp, MHC. Federal regulations require Greene County Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Greene County Bancorp, Inc. The Office of Thrift Supervision, the previous regulator for Greene County Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution. The FRB issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote, have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived. The MHC received the approval of its members (depositors of the Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.64 per share to be declared by the Company for the four quarters ending December 31, 2026. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

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

Index
Commercial Bank Regulation

Our commercial bank subsidiary, Greene County Commercial Bank, derives its authority primarily from the applicable provisions of the New York Banking Law and the regulations adopted under that law. The Commercial Bank is limited in its investments and the activities that it may engage in to those permissible under applicable state law, and those permissible for national banks and their subsidiaries, unless those investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance fund. We limit our commercial bank activities to accepting municipal deposits and acquiring municipal and other securities.

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

At June 30, 2026, the Commercial Bank met the criteria for being considered “well-capitalized.”

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

Index
ITEM 1C.
Cybersecurity

Risk Management and Strategy Overall Process

The Company regards information and data as valuable assets. As a result, safeguards implemented protect corporate informational and data assets. Associated and established technology resources maintain the integrity, availability, and privacy of confidential information of the respective assets. Additionally, we maintain a similar risk-based approach to our third-party vendors, including identifying and overseeing cybersecurity risks they present.

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

The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware. Cybersecurity threats that are identified and deemed material are escalated and communicated directly to the Incident Response Team, in collaboration with relevant information technology personnel, insurance providers, legal counsels and, when necessary, external cybersecurity firms specializing in forensic investigations.

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

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended June 30, 2026. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack, cybersecurity incidents, and the increasing threat of actors supported by new technologies, including artificial intelligence (“AI”) which, may be more difficult to detect for periods of time. A cybersecurity incident or threat could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has oversight responsibilities to ensure effective governance in managing these risks because it recognizes the significance of these threats to our operational integrity, shareholder and customer confidence and reputation.

Index
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

Cyber Risk Management Personnel

The CISO directly reports to the Chief Administrative Officer (“CAO”). The CISO and CAO meet regularly to discuss both internal and external cybersecurity risks, threats and incidents. The CIO and CAO also regularly meet with the Chief Executive Officer (“CEO”) to update and discuss any cybersecurity risks, threats and incidents affecting the Company. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

Primary responsibility for assessing and providing strategic direction to our cybersecurity program resides with our CISO. The CISO’s experience includes prior leadership roles within the Company, where they developed an expert level of understanding of the intersection between financial regulations and cloud-based technologies. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. The CIO and CISO oversee our governance programs, work with our technology-focused leaders and partners to align security and compliance and has developed our employee security awareness training program.

Monitoring Cybersecurity Incidents

The CIO and CISO utilize vendor relationships, the Financial Services Information Sharing and Analysis Center and various other internet based daily updates for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO provides structure for clear processes to ensure the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident or threat, we believe we are equipped with a well-defined Incident Response Plan that is adequately resourced. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevent future incidents.

ITEM 2.
Properties

Greene County Bancorp, Inc. and the Bank of Greene County maintain their executive offices at the Administration Center, 302 Main Street, Catskill, New York. The Bank of Greene County has a lending center, operations center, customer call center, and wealth management center, located in Catskill, New York, and a lending center located in Albany, New York. At June 30, 2026, the Bank of Greene County conducted its business through 19 full-service banking offices. The Company owns nine branch offices and lease ten branch offices located within Greene, Columbia, Albany, Ulster, Rensselaer, and Saratoga Counties of New York State. Greene County Commercial Bank conducts its business through the branch offices of the Bank of Greene County. In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate. For more information on our properties, see Notes 1, 5 and 16 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

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

PART II

ITEM 5.
Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Greene County Bancorp, Inc.’s (the “Company’s”) common stock is listed on the NASDAQ Capital Market under the symbol “GCBC”. As of September 8, 2026 the Company had 396 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) and 17,025,485 shares outstanding. As of such date, Greene County Bancorp, MHC (the “MHC”), the Company’s mutual holding company, held 9,218,528 shares of common stock, or 54.1% of total shares outstanding. Consequently, shareholders other than the MHC held 7,806,957 shares.

Payment of dividends on the Company’s common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations, financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or if declared, what the amount of dividends will be, or whether such dividends once declared, will continue. The Federal Reserve Board has adopted interim final regulations that impose significant conditions and restrictions on the ability of mutual holding companies to waive the receipt of dividends from their subsidiaries. The MHC received the approval of its members (depositors of the Bank of Greene County) and the non-objection of the Federal Reserve Bank of Philadelphia, to waive the MHC’s receipt of quarterly cash dividends aggregating up to $0.64 per share to be declared by the Company for the four quarters ending December 31, 2026. The waiver of dividends beyond this period are subject to the MHC obtaining approval of its members at a special meeting of members and receive the non-objection of the Federal Reserve Bank of Philadelphia for such dividend waivers for the four quarters subsequent to the approval. Therefore, its ability to waive its right to receive dividends beyond this date cannot be reasonably determined at this time.

On April 15, 2026, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock, at management’s discretion, at prices management considers to be attractive, and in the best interest of both the Company and its stockholders.

The following table sets forth the information regarding the Company’s common stock repurchase activities during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1-30, 2026	1,343	$23.50	1,343	398,657
May 1-31, 2026	-	-	1,343	398,657
June 1-30, 2026	-	-	1,343	398,657
Total	1,343	$23.50	1,343	398,657

ITEM 6.
[Reserved]

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995, which describes the future plans, strategies and expectations of the Company. Greene County Bancorp, Inc. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in this annual report, describe future plans or strategies and include Greene County Bancorp, Inc.’s expectations of future financial results and can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. Forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the report. Greene County Bancorp, Inc.’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors that could affect actual results include but are not limited to:

(a)
changes in general market interest rates and inflation,
(b)
changes in general economic conditions,
(c)
changes in asset quality, or fluctuations in real estate values,
(d)
credit risk,
(e)
cybersecurity risks, failures or breaches of our IT security systems,
(f)
bank failures,
(g)
changes in general business and economic trends,
(h)
legislative and regulatory changes,
(i)
monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
(j)
changes in the quality or composition of Greene County Bancorp, Inc.’s loan and investment portfolios,
(k)
deposit flows,
(l)
competition,
(m)
demand for financial services in Greene County Bancorp, Inc.’s market area,
(n)
the effects of any federal government shutdown,
(o)
changes in our ability to access cost-effective funding,
(p)
changes in laws or regulations,
(q)
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio,
(r)
changes in technology,
(s)
our ability to introduce new products and services and capitalize on growth opportunities,
(t)
changes in accounting policies and practices,
(u)
our ability to retain key employees and,
(v)
the effects of natural disasters and geopolitical events, including terrorism, conflict and acts of war.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements, since results in future periods may differ materially from those currently expected because of various risks and uncertainties.

Index
Selected Financial Data

	At or for the years ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2024
SELECTED FINANCIAL CONDITION DATA:
Total assets	$3,183,427	$3,040,609	$2,825,788
Loans receivable, net of allowance for credit losses	1,731,483	1,607,260	1,480,229
Securities available-for-sale, at fair value	373,810	356,062	350,001
Securities held-to-maturity, at amortized cost, net of allowance for credit losses	803,553	776,147	690,354
Equity securities	388	402	328
Deposits	2,713,399	2,639,835	2,389,222
Borrowings	125,166	78,189	149,456
Shareholders' equity	277,831	238,837	206,000
AVERAGE BALANCES:
Total assets	3,040,586	2,835,441	2,660,947
Interest-earning assets	2,935,094	2,739,472	2,568,756
Loans receivable, net of allowance for credit losses	1,674,155	1,531,716	1,435,122
Securities, net of allowance for credit loss on securities	1,188,845	1,116,147	1,037,023
Deposits	2,689,798	2,517,625	2,366,053
Borrowings	58,298	66,001	72,726
Shareholders' equity	257,874	221,178	192,515
SELECTED OPERATIONS DATA:
Total interest income	131,127	117,705	103,664
Total interest expense	53,213	57,584	52,685
Net interest income	77,914	60,121	50,979
Provision for credit losses	2,033	1,316	766
Net interest income after provision for credit losses	75,881	58,805	50,213
Total noninterest income	14,667	15,233	13,908
Total noninterest expense	43,716	39,372	37,302
Income before provision for income taxes	46,832	34,666	26,819
Provision for income taxes	5,810	3,528	2,050
Net income	41,022	31,138	24,769
FINANCIAL RATIOS:
Return on average assets(1)	1.35%	1.10%	0.93%
Return on average shareholders’ equity(2)	15.91	14.08	12.87
Noninterest expenses to average total assets	1.44	1.39	1.40
Average interest-earning assets to average interest-bearing liabilities	112.45	111.06	111.77
Net interest rate spread(3)	2.43	1.97	1.75
Net interest margin(4)	2.65	2.19	1.98
Efficiency ratio(5)	47.22	52.25	57.49
Shareholders’ equity to total assets, at end of period	8.73	7.85	7.29
Average shareholders’ equity to average assets	8.48	7.80	7.23
Dividend payout ratio(6)	16.60	19.67	22.07
Actual dividends declared to net income(7)	9.87	14.37	13.08
Non-performing assets to total assets, at end of period	0.12	0.10	0.13
Non-performing loans to net loans, at end of period	0.23	0.19	0.25
Allowance for credit losses on loans to non-performing loans	555.36	658.37	516.20
Allowance for credit losses on loans to total loans receivable	1.25	1.24	1.28
Book value per share(8)	$16.32	$14.03	$12.10
Basic earnings per share	2.41	1.83	1.45
Diluted earnings per share	2.41	1.83	1.45
OTHER DATA:
Closing market price of common stock	$33.59	$22.22	$33.71
Number of full-service offices	19	18	18
Number of full-time equivalent employees	216	203	200

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

Index
GENERAL

Greene County Bancorp, Inc. (the “Company”) is the holding company for the Bank of Greene County (the “Bank”), a community-based bank offering a variety of financial services to meet the needs of the communities it serves. Greene County Bancorp, Inc.’s stock is traded on the NASDAQ Capital Market under the symbol “GCBC.” Greene County Bancorp, MHC is a mutual holding company that owns 54.1% of the Company’s outstanding common stock. The Bank of Greene County is a federally chartered savings bank. The Bank of Greene County’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, with excess funds used to invest in securities. At June 30, 2026, the Bank of Greene County operated 19 full-service banking offices, lending centers, an operations center, customer call center, administration center, and wealth management center in New York’s Hudson Valley and Capital District Regions of New York State. In June 2004, Greene County Commercial Bank (“Commercial Bank”) was opened for the limited purpose of providing financial services to local municipalities. The Commercial Bank is a subsidiary of the Bank of Greene County and is a New York State-chartered commercial bank. In June 2011, Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Greene Properties Holding, Ltd. is a subsidiary of the Bank of Greene County. Certain mortgages and notes held by the Bank of Greene County were transferred to and are beneficially owned by Greene Property Holdings, Ltd. The Bank of Greene County continues to service these loans.

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

Credit risk is the risk to the Company’s earnings and shareholders’ equity that results from customers to whom loans have been made and to the issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers, debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

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

Index
Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies, methodologies, and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s financial condition or results of operations.

Critical accounting estimates, as those estimates made in accordance with GAAP, involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1, Summary of significant accounting policies to the consolidated financial statements of this Annual Report Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses on loans to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses on loans indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. The impact of utilizing the CECL models to calculate the allowance for credit losses are significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Changes in the national unemployment rate and national gross domestic product could have a material impact on the model’s estimation of the allowance. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1, Summary of significant accounting policies with the audited consolidated financial statements and notes presented in this Annual Report Form 10-K. The activity in the allowance for credit losses on loans and unfunded commitments is depicted in supporting tables in Note 4, Loans and Allowance for Credit Losses on Loans to the consolidated financial statements of this Annual Report Form 10-K.

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

Index
FINANCIAL OVERVIEW

Net income for the year ended June 30, 2026, amounted to $41.0 million, or $2.41 per basic and diluted share, as compared to $31.1 million, or $1.83 per basic and diluted share, for the year ended June 30, 2025, an increase of $9.9 million, or 31.7%. The increase in net income was primarily due to an increase of $13.4 million in interest income and a decrease of $4.4 million in interest expense. The provision for credit losses amounted to $2.0 million and $1.3 million for the years ended June 30, 2026 and 2025, respectively. Net interest income increased $17.8 million when comparing the years ended June 30, 2026 and 2025. The increase in net interest income resulted from an increase in interest rates earned on interest-earnings assets, a decrease in interest rates paid on interest-bearing liabilities, and interest-earnings assets growing faster than interest-bearing liabilities when comparing the years ended June 30, 2026 and 2025. Growth in interest-earning assets was due to loans and securities. Growth in loans was primarily in commercial real estate.

Net interest rate spread and margin both increased when comparing the years ended June 30, 2026 and 2025. Net interest rate spread increased 46 basis points to 2.43% for the year ended June 30, 2026, as compared to 1.97% for the year ended June 30, 2025. Net interest margin increased 46 basis points to 2.65% for the year ended June 30, 2026, as compared to 2.19% for the year ended June 30, 2025. The increase during the year ended June 30, 2026 was driven by higher interest income on loans and securities, as earning assets repriced and new originations reflected yields above prior-period levels, combined with disciplined deposit pricing that reduced funding costs.

Total assets grew $142.8 million, or 4.7%, to $3.2 billion at June 30, 2026 as compared to $3.0 billion at June 30, 2025. Net loans increased $124.2 million, or 7.7%, to $1.7 billion at June 30, 2026 as compared to $1.6 billion at June 30, 2025. Securities classified as available-for-sale and held-to-maturity increased $45.1 million, or 4.0%, to $1.2 billion at June 30, 2026 as compared to $1.1 billion at June 30, 2025. Deposits increased $73.6 million, or 2.8%, to $2.7 billion at June 30, 2026 as compared to $2.6 billion at June 30, 2025. Total shareholders’ equity increased to $277.8 million at June 30, 2026, from $238.8 million at June 30, 2025, resulting primarily from net income of $41.0 million and a decrease in accumulated other comprehensive loss of $2.0 million, partially offset by dividends declared and paid of $4.0 million.

Comparison of Financial Condition as of June 30, 2026 and 2025

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $38.2 million to $144.9 million at June 30, 2026 from $183.1 million at June 30, 2025. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. As of June 30, 2026 and 2025, the Company believes it has maintained a strong liquidity position.

SECURITIES

Securities available-for-sale and held-to-maturity increased $45.1 million, or 4.0%, to $1.2 billion at June 30, 2026 as compared to $1.1 billion at June 30, 2025. Securities purchased totaled $694.2 million during the year ended June 30, 2026, primarily consisting of $340.5 million of state and political subdivision securities, $254.2 million of U.S. Treasuries, $78.0 million of mortgage-backed securities, $12.5 million of collateralized mortgage obligations, and $9.0 million of corporate debt securities. Principal pay-downs and maturities during the year ended June 30, 2026, amounted to $644.8 million, primarily consisting of $320.1 million of state and political subdivision securities, $261.0 million of U.S. Treasuries, $44.5 million of mortgage-backed securities, $15.3 million of corporate debt securities, and $3.9 million of collateralized mortgage obligations.

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

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. The Allowance for Credit Losses on securities held-to-maturity was $530,000 and $548,000 at June 30, 2026 and 2025, respectively.

Index
The Company holds 58.7% of its securities portfolio at June 30, 2026 in state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 35.7% of our securities portfolio at June 30, 2026, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Investment Maturity Schedule

The following table sets forth information with regard to contractual maturities of debt securities shown in amortized cost ($) and weighted average yield (%) at June 30, 2026. Weighted-average yields are an arithmetic computation of income not fully tax equivalent (“FTE”) adjusted divided by amortized cost. Mortgage-backed securities balances are presented based on final maturity date and do not reflect the expected cash flows from monthly principal repayments. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No tax-equivalent adjustments were made in calculating the weighted average yield.

(Dollars in thousands)	1 year or less		1-5 years		5-10 years		After 10 years		Total
Securities available-for-sale:
U.S. Treasury securities	$3,826	1.26%	$-	-	$-	-	$-	-	$3,826	1.26%
U.S. government sponsored enterprises	-	-	7,087	1.25%	-	-	-	-	7,087	1.25%
State and political subdivisions	214,025	3.65%	2,452	3.87%	-	-	-	-	216,477	3.65%
MBS-residential	2	3.00%	45	2.55%	1,343	2.62%	58,579	3.87%	59,969	3.84%
MBS-multi-family	5,712	2.69%	26,464	1.68%	50,069	1.78%	3,916	2.06%	86,161	1.83%
Corporate debt securities	7,992	2.64%	6,469	3.77%	1,500	3.03%	-	-	15,961	3.14%
Total securities available-for-sale	$231,557	3.55%	$42,517	2.06%	$52,912	1.84%	$62,495	3.76%	$389,481	3.19%

Securities held-to-maturity:
U.S. Treasury securities	$1,993	1.08%	$11,910	1.51%	$-	-	$-	-	$13,903	1.45%
State and political subdivisions	50,753	2.95%	149,602	3.09%	199,702	2.41%	73,117	4.25%	473,174	2.97%
MBS-residential	36	3.09%	114	3.50%	-	-	170,098	4.85%	170,248	4.85%
MBS-multi-family	12,535	3.03%	55,961	2.21%	48,961	1.97%	1,775	2.85%	119,232	2.21%
Corporate debt securities	2,000	8.72%	2,500	1.89%	22,500	5.71%	500	5.47%	27,500	5.57%
Other securities	10	6.60%	1	6.98%	3	4.87%	12	4.50%	26	5.39%
Total securities held-to-maturity	$67,327	3.14%	$220,088	2.77%	$271,166	2.61%	$245,502	4.66%	$804,083	3.32%

LOANS

Net loans receivable increased $124.2 million, or 7.7%, to $1.7 billion at June 30, 2026 as compared to $1.6 billion at June 30, 2025. Loan growth experienced during the year ended June 30, 2026, consisted primarily of $92.3 million in commercial real estate loans, $24.7 million in commercial loans, and $11.3 million in home equity loans. The Company continues to experience loan growth as a result of continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use conservative underwriting in its loan originations and does not engage in sub-prime lending or other exotic loan products. Updated appraisals may be obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally, when a loan is in a delinquent status, or an event that would indicate a significant decline in the collateral value. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure continued collateral adequacy.

Index
Loan Portfolio Composition

The following table presents the composition of the Company’s loan portfolio at amortized cost in dollar amounts and percentages as of the dates indicated.

	At June 30,
	2026		2025		2024		2023		2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Residential real estate	$415,702	23.7%	$417,719	25.7%	$417,589	27.9%	$391,514	27.8%	$376,122	30.0%
Commercial real estate	1,146,786	65.4	1,054,504	64.8	936,640	62.5	881,891	62.6	743,205	59.4
Home equity	45,443	2.6	34,103	2.1	29,166	1.9	22,752	1.6	17,877	1.4
Consumer	3,887	0.2	4,311	0.3	4,771	0.3	4,612	0.3	4,512	0.4
Commercial	141,524	8.1	116,769	7.1	111,307	7.4	108,022	7.7	110,271	8.8
Total loans gross loans(1)(2)	$1,753,342	100.0%	$1,627,406	100.0%	$1,499,473	100.0%	$1,408,791	100.0%	$1,251,987	100.0%

(1)
Loan balances include net deferred (fees)/costs of ($397,000) and ($567,000) at June 30, 2026 and 2025, respectively.
(2)
Loan balances exclude accrued interest receivable of $7.7 million and $7.0 million at June 30, 2026 and 2025, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

The following table presents commercial real estate loans by concentrations:

	At June 30, 2026
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$44,835	3.9%
Mixed use real estate	25,945	2.3
Office building	20,585	1.8
Retail	17,328	1.5
Firehouse	9,539	0.8
Other	47,677	4.2
Total owner occupied	165,909	14.5

Non-owner occupied:
Multi-family	296,678	25.9
Retail plaza	134,017	11.7
Mixed use real estate	111,623	9.7
Construction	90,467	7.9
Office building	83,503	7.3
Motel/hotel	66,479	5.8
Warehouse	54,073	4.7
Other	144,037	12.5
Total non-owner occupied	980,877	85.5
Total commercial real estate	$1,146,786	100.0%

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 85.5% in non-owner occupied loans and 14.5% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average LTV of approximately 57.5%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 49.4%, as of June 30, 2026. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster, Rensselaer and Saratoga Counties of New York State. The Company actively monitors economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

Index
As of June 30, 2026, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans, at $296.7 million or 25.9% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of June 30, 2026, the weighted average LTV was approximately 57.9% for the non-owner occupied multi-family loan segment.

As of June 30, 2026, non-owner occupied construction loans were $90.5 million or 7.9% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third-party site inspections for more complex projects. Construction loans are primarily comprised of approximately 39.1% multi-family buildings, 28.5% mixed use real estate, 16.1% condominiums and 10.4% self-storage. As of June 30, 2026, there were no high volatility commercial real estate loans.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $83.5 million or 7.3% of total commercial real estate loans as of June 30, 2026. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of June 30, 2026, the weighted average LTV was approximately 58.3% for the non-owner occupied office loan segment.

Loan Maturity Schedule and Interest Rate Sensitivity

The following table sets forth certain information as of June 30, 2026, regarding the amount of loans maturing or re-pricing in the Company's portfolio. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature and fixed-rate loans are included in the period in which the final contractual repayment is due. Lines of credit with no specified maturity date are included in the category “1 year or less.”

(In thousands)	1 year or less	1-5 years	5-15 years	After 15 years	Total
Fixed rate:
Residential real estate	$5,403	$15,029	$130,249	$67,167	$217,848
Commercial real estate	13,302	119,487	145,459	4,629	282,877
Home equity	14	1,166	29,886	-	31,066
Consumer	535	3,162	101	-	3,798
Commercial	3,348	28,037	27,969	852	60,206
Total fixed rate loans	$22,602	$166,881	$333,664	$72,648	$595,795
Variable rate:
Residential real estate	$40,008	$63,810	$94,036	$-	$197,854
Commercial real estate	487,261	339,836	36,812	-	863,909
Home equity	14,377	-	-	-	14,377
Consumer	89	-	-	-	89
Commercial	54,690	25,200	1,428	-	81,318
Total variable rate loans	$596,425	$428,846	$132,276	$-	$1,157,547
Total loan portfolio	$619,027	$595,727	$465,940	$72,648	$1,753,342

Potential Problem Loans

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help monitor any change in borrower risk during the life cycle of their loan. The Company utilizes a credit quality grading system that is used at loan inception and updated as appropriate based on an annual review process. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk and identify any portfolio trends that could impact profitability. Consistent with regulatory guidelines, the Company provides for the classification of loans, such as “Pass,” “Special Mention,” “Substandard”, “Doubtful” and “Loss” classifications. The components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits. For further discussion regarding how management determines when a loan should be classified, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this Annual Report.

Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due, and other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Index
Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of June 30, 2026, four loans have been modified in the last 12 months with a total amortized basis of $4.2 million. As of June 30, 2025, there were two loans modified in the last 12 months with a total amortized basis of $2.8 million.

Analysis of Non-accrual Loans and Non-performing Assets

The table below details additional information related to non-accrual loans at the dates indicated:

	At June 30,
(Dollars in thousands)	2026	2025	2024	2023	2022
Non-accrual loans:
Residential real estate	$2,806	$2,265	$2,518	$2,747	$2,949
Commercial real estate	790	628	1,163	1,318	1,269
Home equity	238	30	47	54	188
Consumer	-	2	-	63	7
Commercial	102	135	-	1,276	1,904
Total non-accrual loans	3,936	3,060	3,728	5,458	6,317

Foreclosed real estate:
Residential real estate	-	-	-	-	68
Commercial	-	-	-	302	-
Total foreclosed real estate	-	-	-	302	68
Total non-performing assets	$3,936	$3,060	$3,728	$5,760	$6,385

Non-accrual loans to total loans	0.23%	0.19%	0.25%	0.39%	0.50%
Non-performing loans to total loans	0.23%	0.19%	0.25%	0.21%	0.25%
Non-performing assets to total assets	0.12%	0.10%	0.13%	0.39%	0.50%
Allowance for credit losses on loans to non-performing loans	555.36%	658.37%	516.20%	388.64%	360.31%
Allowance for credit losses on loans to non-accrual loans	555.36%	658.37%	516.20%	388.64%	360.31%

At June 30, 2026 and 2025, there were no loans delinquent greater than 90 days and accruing.

The Company analyzes loans on an individual basis when management determines that the individual loan no longer exhibits risk characteristics consistent with its designated pool of loans, under the Company’s CECL methodology. Loans individually evaluated had an amortized cost basis of $1.6 million and $751,000, with an allowance for credit losses on loans of $466,000 and $549,000, at June 30, 2026 and 2025, respectively. At June 30, 2026, the amortized cost basis of the collateral dependent loans was $1.4 million for residential real estate loans and $170,000 for home equity loans. At June 30, 2025, the amortized cost basis of collateral dependent loans was $751,000 for residential real estate loans. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

Non-performing assets amounted to $3.9 million and $3.1 million at June 30, 2026 and 2025, respectively. Loans on non-accrual status totaled $3.9 million at June 30, 2026, of which there were four residential real estate loans totaling $745,000 in the process of foreclosure. Included in non-accrual loans were $1.7 million of loans which were less than 90 days past due at June 30, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

Index
In addition to non-performing assets discussed above, the Company has identified potential commercial and commercial real estate problem loans classified as substandard or special mention, totaling $40.0 million at June 30, 2026 as compared to $39.4 million at June 30, 2025, an increase of $524,000. During the year ended June 30, 2026, the Company upgraded 3 commercial real estate relationships and 2 commercial relationships to pass and 5 commercial real estate relationships and 4 commercial relationships were paid-off. This was offset by 7 commercial real estate relationships and 4 commercial relationships that were downgraded to classified from pass, due to the deterioration in the borrower cash flows and financial performance during the year end June 30, 2026. During the year ended June 30, 2025, the Company upgraded 10 commercial real estate relationships and 15 commercial relationships to pass, and 10 commercial real estate relationships and 5 commercial relationships were paid-off. This was offset by 14 commercial real estate relationships and 11 commercial relationships that were downgraded to classified from pass, due to the deterioration in the borrower cash flows and financial performance during the year end June 30, 2025. Of the loans classified as substandard or special mention, $38.8 million were performing at June 30, 2026. Management continues to monitor classified loan relationships closely. The Company had no loans classified doubtful or loss at June 30, 2026 or June 30, 2025.

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

The ACL on loans totaled $21.9 million at June 30, 2026, as compared to $20.1 million at June 30, 2025, an increase of $1.7 million, or 8.5%. The ACL on loans to total loans receivable was 1.25% at June 30, 2026, as compared to 1.24% at June 30, 2025. The increase in the ACL on loans as of June 30, 2026, was primarily attributable to an increase in loan volume.

Net charge-offs totaled $338,000 and $349,000 for the years ended June 30, 2026 and 2025, respectively, a decrease of $11,000. There were no material charge-offs in any loan segment during the years ended June 30, 2026 and 2025.

Index
Analysis of Allowance for Credit Losses Activity

The following table sets forth the activity and allocation of the allowance for credit losses on loans at the dates indicated.

	At June 30,
(Dollars in thousands)	2026	2025	2024	2023	2022
Balance at the beginning of the period	$20,146	$19,244	$21,212	$22,761	$19,668
Adoption of ASU No. 2016-13	-	-	(1,332)	-	-
Charge-offs:
Residential real estate	43	44	-	-	27
Commercial real estate	-	5	-	9	-
Home equity	-	13	-	-	-
Consumer	352	386	481	535	454
Commercial	87	66	1,152	120	112
Total loans charged off	482	514	1,633	664	593

Recoveries:
Residential real estate	2	2	-	6	13
Commercial real estate	4	4	3	4	-
Consumer	104	119	142	141	115
Commercial	34	40	66	35	280
Total recoveries	144	165	211	186	408

Net charge-offs	338	349	1,422	478	185

Provisions (benefit) charged to operations	2,051	1,251	786	(1,071)	3,278
Balance at the end of the period	$21,859	$20,146	$19,244	$21,212	$22,761

Allowance for credit losses to total loans receivable	1.25%	1.24%	1.28%	1.51%	1.82%

Residential real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Home equity net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer net charge-offs to average loans outstanding	0.01%	0.02%	0.02%	0.03%	0.03%
Commercial net charge-offs to average loans outstanding	0.00%	0.00%	0.08%	0.01%	(0.01)%
Net charge-offs to average loans outstanding	0.02%	0.02%	0.10%	0.04%	0.02%
Net charge-offs to average assets	0.01%	0.01%	0.05%	0.02%	0.01%

Allocation of Allowance for Credit Losses

The following table sets forth the allocation of the allowance for credit losses by loan segment at the dates indicated.

	At June 30,
	2026		2025		2024		2023		2022
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each
	allowance	category	allowance	category	allowance	category	allowance	category	allowance	category
	for credit	to total	for credit	to total	for credit	to total	for credit	to total	for credit	to total
(Dollars in thousands)	loss	loans	loss	loans	loss	loans	loss	loans	loss	loans
Residential real estate	$4,637	23.7%	$4,613	25.7%	$4,237	27.9%	$2,794	27.8%	$2,514	30.0%
Commercial real estate	13,620	65.4	12,614	64.8	12,218	62.5	14,839	62.6	17,454	59.4
Home equity	378	2.6	260	2.1	212	1.9	46	1.6	89	1.4
Consumer	320	0.2	381	0.3	500	0.3	332	0.3	349	0.4
Commercial	2,904	8.1	2,278	7.1	2,077	7.4	3,201	7.7	2,355	8.8
Total	$21,859	100.0%	$20,146	100.0%	$19,244	100.0%	$21,212	100.0%	$22,761	100.0%

Index
The allowance for credit losses on unfunded commitments

The allowance for credit losses on unfunded commitments represents the amount held against credit exposures that are not represented on the consolidate statements of financial conditions. The allowance is recognized as a liability, a component of accrued expenses and other liabilities, with adjustments as an expense in other noninterest expense. The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated contractual life. The Company considers the following segments of unfunded commitments exposure: home equity line of credits, commercial line of credits, consumer loans, the residential and commercial real estate loans committed but not closed and the unfunded portion of the construction loans. The probable funding amount by segment is multiplied by the respective reserve percentage calculated in the allowance for credit losses on loans to calculate a reserve on unfunded commitments.

At June 30, 2026, the allowance for credit losses on unfunded commitments was $1.4 million, as compared to $1.8 million at June 30, 2025.

For further discussion and detail regarding the Allowance for Credit Loss, please refer to Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this Annual Report. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities. The Company has interest rate derivatives that result from a service provided to certain qualifying customers, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to nine years. The Company’s credit exposure transferred out was $39,000 and $506,000 as of June 30, 2026 and 2025, respectively. The Company transferred out RPAs with a notional amount of $22.3 million and $18.9 million as of June 30, 2026 and 2025, respectively.

Index
RPAs in which the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between one to eleven years. The credit exposure associated with risk participations-ins was $231,000 and $1.0 million as of June 30, 2026 and 2025, respectively. The Company held RPAs with a notional amount of $152.4 million and $130.9 million as of June 30, 2026 and 2025, respectively.

PREMISES AND EQUIPMENT

Premises and equipment amounted to $14.8 million and $15.2 million at June 30, 2026 and 2025, respectively. Purchases totaled $741,000 during the year ended June 30, 2026, consisting primarily of IT infrastructure, computer equipment, surveillance systems and furniture to support the opening of a new branch. Purchases totaled $691,000 during the year ended June 30, 2025, consisting primarily of data equipment for a new disaster recovery site and new surveillance systems for the Company’s branch network. Depreciation for the years ended June 30, 2026 and 2025 totaled $1.1 million. There were no disposals of premises and equipment during the fiscal years ended June 30, 2026 and 2025.

PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets totaled $19.4 million at June 30, 2026, as compared to $19.3 million at June 30, 2025, an increase of $45,000, or 0.2%.

Real estate acquired as a result of foreclosure, or in-substance foreclosure, deed in lieu of foreclosure or in full or partial satisfaction of loans, is classified as foreclosed real estate (“FRE”) until such time as it is sold. When real estate is classified as FRE, it is recorded at the estimated fair value of the property, less estimated costs to dispose of at the time of acquisition to establish a new carrying value. Write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value, result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. At June 30, 2026 and 2025, the Company had no foreclosed real estate.

DEPOSITS

Deposits totaled $2.7 billion at June 30, 2026 as compared to $2.6 billion at June 30, 2025, an increase of $73.6 million, or 2.8%. The Company had $52.4 million and $51.6 million of brokered deposits at June 30, 2026 and 2025, respectively. NOW deposits increased $30.2 million, or 1.5%, noninterest bearing deposits increased $30.1 million, or 27.3%, and certificates of deposits increased $20.6 million, or 9.0%, when comparing June 30, 2026 and 2025. Savings deposits decreased $3.7 million, or 1.5%, and money market deposits decreased $3.6 million, or 3.5%, when comparing June 30, 2026 and 2025.

The following table summarizes deposits by major categories:

	At June 30,
	2026		2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing deposits	$140,229	5.2%	$110,163	4.2%	$125,442	5.3%
Certificates of deposit	248,723	9.2	228,174	8.6	138,493	5.8
Savings deposits	242,782	8.9	246,488	9.3	252,362	10.6
Money market deposits	99,210	3.7	102,787	3.9	113,266	4.7
NOW deposits	1,982,455	73.0	1,952,223	74.0	1,759,659	73.6
Total deposits	$2,713,399	100.0%	$2,639,835	100.0%	$2,389,222	100.0%

Index
The following table summarizes deposits by depositor type:

	At June 30,
	2026		2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Business deposits	$573,883	21.1%	$499,964	18.9%	$462,716	19.4%
Retail deposits	894,138	33.0	903,767	34.2	882,170	36.9
Municipal deposits	1,192,996	44.0	1,184,514	44.9	1,044,336	43.7
Brokered deposits	52,382	1.9	51,590	2.0	-	-
Total deposits	$2,713,399	100.0%	$2,639,835	100.0%	$2,389,222	100.0%

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

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

	At June 30,
(Dollars in thousands)	2026	2025	2024
Estimated amount of uninsured for the Bank of Greene County	$400,557	$388,060	$358,851
Estimated amount of uninsured for Greene County Commercial Bank(1)	1,059,135	1,049,268	931,731
Uninsured deposits, per regulatory requirements	$1,459,692	$1,437,328	$1,290,582

(1)All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table estimates uninsured deposits after certain exclusions:

	At June 30,
(Dollars in thousands)	2026	2025	2024
Uninsured deposits, per regulatory requirements	$1,459,692	$1,437,328	$1,290,582
Less: Affiliate deposits	(52,445)	(59,018)	(40,844)
Collateralized deposits	(1,059,135)	(1,049,268)	(931,731)
Uninsured deposits, after exclusions	$348,112	$329,042	$318,007

Immediately available liquidity(1)	$416,228	$422,398	$369,723
Uninsured deposits coverage	119.6%	128.4%	116.3%

(1) Reflects $144.9 million, $183.1 million, and $190.4 million of cash and cash equivalents, $255.4 million, $221.1 million, and $157.6 million of remaining borrowing capacity from the Federal Home Loan Bank, and $15.9 million, $18.2 million, and $21.7 million of remaining borrowings capacity from the Federal Reserve Bank, as of June 30, 2026, 2025, and 2024, respectively.

Uninsured deposits after exclusions represents 12.8% of total deposits as of June 30, 2026. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

Index
The following table presents the maturity distribution of certificates of deposits of $250,000 or more:

(Dollars in thousands)	At June 30, 2026
Portion of certificates of deposits in excess of insurance limits	$51,052

Certificates of deposits otherwise uninsured with a maturity of:
Within three months	$5,380
After three but within six months	21,611
After six but within twelve months	6,045
Over twelve months	3,515

The amount of certificates of deposit by time remaining to maturity as of June 30, 2026 is set forth in Part II, Item 8 Financial Statements and Supplemental Data, Note 6, Deposits of this Annual Report.

BORROWINGS

Borrowings for the Company amounted to $155.1 million at June 30, 2026 as compared to $128.1 million at June 30, 2025, an increase of $27.0 million. At June 30, 2026, borrowings included $119.0 million of overnight borrowings with the FHLB, $29.9 million of Fixed-to-Floating Rate Subordinated Notes and $6.2 million of long-term borrowings with the FHLB.

On September 17, 2020, the Company entered into Subordinated Note Purchase Agreements with 14 qualified institutional investors, issued at 4.75% Fixed-to-Floating Rate due September 15, 2030, in the aggregate principal amount of $20.0 million, carried net of issuance costs of $424,000 amortized over a period of 60 months. These notes were callable on September 17, 2025, and had a floating interest rate of 8.99%. On October 1, 2025, the entire outstanding principal amount of the $20.0 million 4.75% Fixed-to-Floating Rate Subordinated Notes, due September 17, 2030, were redeemed. The redemption was funded by cash on hand.

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. At June 30, 2026, there were $29.9 million of these Subordinated Note Purchases Agreements outstanding, net of issuance costs.

The Company’s borrowing agreements and additional borrowing capacity are discussed further within Part II, Item 8 Financial Statements and Supplemental Data, Note, 7 Borrowings of this Annual Report.

OTHER LIABILITIES

Other liabilities, consisting primarily of accrued liabilities, totaled $37.1 million at June 30, 2026, as compared to $33.9 million at June 30, 2025, an increase of $3.2 million, or 9.4%. The change was primarily due to an increase of $3.0 million in employee benefits, including short-term incentive plans and supplemental executive retirement plans when comparing the years ended June 30, 2026 and 2025.

For further information regarding these changes, see Part II, Item 8 Financial Statements and Supplemental Data, Note 9 Employee Benefits Plans and Note, 10 Stock-Based Compensation of this Annual Report.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased to $277.8 million at June 30, 2026 as compared to $238.8 million at June 30, 2025, resulting primarily from net income of $41.0 million and a decrease in accumulated other comprehensive loss of $2.0 million, partially offset by dividends declared and paid of $4.0 million. Under the previously announced stock repurchase program, the Company repurchased 1,343 shares of common stock during the year ended June 30, 2026, at an average price of $23.50, for an aggregate purchase of $31,558. As of the year ended June 30, 2026, 398,657 shares remain in the current stock repurchase program. There were no repurchases during the fiscal year ended June 30, 2025.

Index

Selected Equity Data:	At June 30,
	2026	2025
Shareholders’ equity to total assets, at end of period	8.73%	7.85%
Book value per share(1)	$16.32	$14.03
Closing market price of common stock	$33.59	$22.22

	For the years ended June 30,
	2026	2025
Average shareholders’ equity to average assets	8.48%	7.80%
Dividend payout ratio(2)	16.60%	19.67%
Actual dividends paid to net income(3)	9.87%	14.37%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and June 30, 2026. Dividends declared during the three months ended September 30, 2024, December 31, 2024 and March 31, 2026 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index
Comparison of Operating Results for the Years Ended June 30, 2026 and 2025

Average Balance Sheet

The following table sets forth certain information relating to the Company for the years ended June 30, 2026 and 2025. For the years indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are based on daily averages. Average loan balances include non-performing loans. The loan yields are calculated net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Fiscal years ended June 30,
	2026			2025
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ rate
Interest-earning Assets:
Loans receivable, net(1)	$1,695,405	$89,465	5.28%	$1,551,878	$79,979	5.15%
Securities non-taxable	681,704	21,677	3.18	650,931	19,648	3.02
Securities taxable	507,719	17,703	3.49	465,668	14,372	3.09
Interest-earning bank balances and federal funds	47,167	2,064	4.38	68,779	3,504	5.09
FHLB stock	3,099	218	7.03	2,216	202	9.12
Total interest-earning assets	2,935,094	131,127	4.47%	2,739,472	117,705	4.30%
Cash and due from banks	12,364			12,560
Allowance for credit losses on loans	(21,250)			(20,162)
Allowance for credit losses on securities held-to-maturity	(578)			(452)
Other noninterest-earning assets	114,956			104,023
Total assets	$3,040,586			$2,835,441

Interest-Bearing Liabilities:
Savings and money market deposits	$338,340	$1,501	0.44%	$350,911	$1,606	0.46%
NOW deposits	1,996,760	42,574	2.13	1,872,247	46,648	2.49
Certificates of deposit	216,638	7,066	3.26	177,443	6,804	3.83
Borrowings	58,298	2,072	3.55	66,001	2,526	3.83
Total interest-bearing liabilities	2,610,036	53,213	2.04%	2,466,602	57,584	2.33%
Noninterest-bearing deposits	138,060			117,024
Other noninterest-bearing liabilities	34,616			30,637
Shareholders' equity	257,874			221,178
Total liabilities and equity	$3,040,586			$2,835,441

Net interest income		$77,914			$60,121
Net interest rate spread			2.43%			1.97%
Net earnings assets	$325,058			$272,870
Net interest margin			2.65%			2.19%
Average interest-earning assets to average interest-bearing liabilities	112.45%			111.06%

(1) Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Index
Non-GAAP to GAAP Reconciliation

The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin

	For the years ended June 30,
(Dollars in thousands)	2026	2025
Net interest income (GAAP)	$77,914	$60,121
Tax-equivalent adjustment(1)	8,676	7,679
Net interest income fully taxable-equivalent basis (non-GAAP)	$86,590	$67,800

Average interest-earning assets (GAAP)	$2,935,094	$2,739,472
Net interest margin fully taxable-equivalent basis (non-GAAP)	2.95%	2.47%

(1) Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21.0% for federal income taxes, and 4.44% for New York State income taxes for the years ended June 30, 2026 and 2025.

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

	Years ended June 30,
	2026 versus 2025			2025 versus 2024
	Increase/(decrease) Due to		Total increase/	Increase/(decrease) Due to		Total increase/
(In thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$7,452	$2,034	$9,486	$4,953	$3,487	$8,440
Securities non-taxable	957	1,072	2,029	583	1,471	2,054
Securities taxable	1,369	1,962	3,331	1,597	2,463	4,060
Interest-bearing bank balances and federal funds	(997)	(443)	(1,440)	(263)	(256)	(519)
FHLB stock	69	(53)	16	(1)	8	7
Total interest-earning assets	8,850	4,572	13,422	6,869	7,173	14,042

Interest-bearing liabilities:
Savings and money market deposits	(47)	(58)	(105)	(64)	204	140
NOW deposits	2,964	(7,038)	(4,074)	3,220	(191)	3,029
Certificates of deposit	1,365	(1,103)	262	2,314	(141)	2,173
Borrowings	(279)	(175)	(454)	(263)	(181)	(444)
Total interest-bearing liabilities	4,003	(8,374)	(4,371)	5,207	(309)	4,898
Net change in net interest income	$4,847	$12,946	$17,793	$1,662	$7,482	$9,144

 (1) Calculated net of deferred loan fees, loan discounts, and loans in process.

As the above table shows, net interest income for the fiscal year ended June 30, 2026, has been impacted by the increase in the volume of loans and by a decrease in the rates paid on all interest-bearing liabilities. Net interest rate spread increased 46 basis points to 2.43% for the year ended June 30, 2026, as compared to 1.97% for the year ended June 30, 2025. Net interest margin increased 46 basis points to 2.65% for the year ended June 30, 2026, as compared to 2.19% for the year ended June 30, 2025. The increase during the year ended June 30, 2026 was driven by higher interest income on loans and securities, as earning assets repriced and new originations reflected yields above prior-period levels, combined with disciplined deposit pricing that reduced funding costs.

Index
INTEREST INCOME

Interest income for the year ended June 30, 2026, amounted to $131.1 million as compared to $117.7 million for the year ended June 30, 2025, an increase of $13.4 million, or 11.4%. The increase in the average balances on loans and securities had the greatest impact on interest income when comparing the years ended June 30, 2026 and 2025. Interest income is derived from loans, securities and other interest-earning assets. Total average interest-earning assets increased to $2.9 billion for the year ended June 30, 2026 as compared to $2.7 billion for the year ended June 30, 2025, an increase of $195.6 million, or 7.1%. The yield earned on such assets increased 17 basis points to 4.47% for the year ended June 30, 2026 as compared to 4.30% for the year ended June 30, 2025.

Interest income earned on loans increased to $89.5 million for the year ended June 30, 2026 as compared to $80.0 million for the year ended June 30, 2025. Average loans outstanding increased $143.5 million, or 9.3%, to $1.7 billion for the year ended June 30, 2026 as compared to $1.6 billion for the year ended June 30, 2025. The yield on such loans increased 13 basis points to 5.28% for the year ended June 30, 2026 as compared to 5.15% for the year ended June 30, 2025. At June 30, 2026, approximately 66.0% of the loan portfolio was adjustable-rate, of which a large portion is tied to the Prime Rate.

Interest income earned on securities (excluding FHLB stock) increased to $39.4 million for the year ended June 30, 2026 as compared to $34.0 million for the year ended June 30, 2025. The average balance of securities increased $72.8 million, to $1.2 billion for the year ended June 30, 2026 as compared to $1.1 billion for the year ended June 30, 2025. The average yield on securities non-taxable increased 16 basis points to 3.18% for the year ended June 30, 2026 as compared to 3.02% for the year ended June 30, 2025. The average yield on securities taxable increased 40 basis points to 3.49% for the year ended June 30, 2026 as compared to 3.09% for the year ended June 30, 2025. No adjustments were made to tax-effect the income for the state and political subdivision securities, which often carry a lower yield because of the offset expected from income tax benefits gained from holding such securities.

Interest income earned on federal funds and interest-bearing bank balances amounted to $2.1 million for the year ended June 30, 2026 as compared to $3.5 million for the year ended June 30, 2025. The average balance of federal funds and interest-bearing bank balances decreased $21.6 million, or 31.4%, to $47.2 million for the year ended June 30, 2026 as compared to $68.8 million for the year ended June 30, 2025. Dividends on FHLB stock increased to $218,000 for the year ended June 30, 2026 as compared to $202,000 for the year ended June 30, 2025.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2026 amounted to $53.2 million as compared to $57.6 million for the year ended June 30, 2025, a decrease of $4.4 million, or 7.6%. The decrease in the rate paid on NOW deposits and certificates of deposits had the greatest impact on interest expense when comparing the years ended June 30, 2026 and 2025. The rate paid on interest-bearing liabilities decreased 29 basis points to 2.04% for the year ended June 30, 2026 as compared to 2.33% for the year ended June 30, 2025. Total average interest-bearing liabilities increased to $2.6 billion for the year ended June 30, 2026 as compared to $2.5 billion for the year ended June 30, 2025, an increase of $143.4 million, or 5.8%. The majority of the increase was related to NOW and certificates of deposit accounts, primarily resulting from growth in new deposit relationships within business and municipal accounts.

Interest expense paid on savings and money market accounts amounted to $1.5 million for the year ended June 30, 2026 as compared to $1.6 million for the year ended June 30, 2025, a decrease of $105,000, or 6.5%. The average rate paid on savings and money market accounts decreased 2 basis points to 0.44% for the year ended June 30, 2026 as compared to 0.46% for the year ended June 30, 2025. The average balance of savings and money market accounts decreased by $12.6 million to $338.3 million for the year ended June 30, 2026 as compared to $350.9 million for the year ended June 30, 2025.

Interest expense paid on NOW accounts amounted to $42.6 million for the year ended June 30, 2026 as compared to $46.6 million for the year ended June 30, 2025, a decrease of $4.1 million, or 8.7%. The average rate paid on NOW accounts decreased 36 basis points to 2.13% for the year ended June 30, 2026 as compared to 2.49% for the year ended June 30, 2025. The average balance of NOW accounts increased $124.5 million to $2.0 billion for the year ended June 30, 2026 as compared to $1.9 billion for the year ended June 30, 2025.

Interest expense paid on certificates of deposit amounted to $7.1 million for the year ended June 30, 2026 as compared to $6.8 million for the year ended June 30, 2025, an increase of $262,000, or 3.9%. The average rate paid on certificates of deposit decreased 57 basis points to 3.26% for the year ended June 30, 2026 as compared to 3.83% for the year ended June 30, 2025. The average balance on certificates of deposits increased $39.2 million to $216.6 million for the year ended June 30, 2026 as compared to $177.4 million for the year ended June 30, 2025.

Interest expense on borrowings amounted to $2.1 million for the year ended June 30, 2026 as compared to $2.5 million for the year ended June 30, 2025, as the average balance of borrowings decreased $7.7 million to $58.3 million for the year ended June 30, 2026 as compared to $66.0 million for the year ended June 30, 2025. The average rate paid on borrowings decreased 28 basis points to 3.55% for the year ended June 30, 2026 as compared to 3.83% for the year ended June 30, 2025.

Index
PROVISION FOR CREDIT LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses amounted to $2.0 million and $1.3 million for the years ended June 30, 2026 and 2025, respectively. The provision for the year ended June 30, 2026, was primarily attributable to an increase in loan volume. The allowance for credit losses on loans to total loans receivable was 1.25% at June 30, 2026 as compared to 1.24% at June 30, 2025.

For additional details relating to the allocation of the provision for credit losses, see Part II, Item 8 Financial Statements and Supplemental Data, Note 4, Loans and Allowance for Credit Losses on Loans of this report.

NONINTEREST INCOME

(Dollars in thousands)	For the years ended June 30,		Change from prior year
	2026	2025	Amount	Percent
Service charges on deposit accounts	$5,077	$4,874	$203	4.2%
Debit card fees	4,494	4,382	112	2.6
Investment services	1,168	1,088	80	7.4
E-commerce fees	121	110	11	10.0
Bank owned life insurance	2,755	2,545	210	8.3
Net loss on sale of securities available-for-sale	(576)	(665)	89	(13.4)
Other operating income	1,628	2,899	(1,271)	(43.8)
Total noninterest income	$14,667	$15,233	$(566)	(3.7)%

Noninterest income decreased $566,000, or 3.7%, to $14.7 million for the year ended June 30, 2026 as compared to $15.2 million for the year ended June 30, 2025. The decrease included in other operating income during the year ended June 30, 2026, was primarily due to a reduction of $619,000 in fee income earned on customer interest rate swap contracts and the Company earning an Employee Retention Tax Credit of $610,000 during the year ended June 30, 2025. This was partially offset by an increase in income from bank owned life insurance of $210,000, an increase of $203,000 in service charge income, and an increase of $112,000 in debit card fees and incentives.

NONINTEREST EXPENSE

(Dollars in thousands)	For the years ended June 30,		Change from prior year
	2026	2025	Amount	Percent
Salaries and employee benefits	$26,717	$24,415	$2,302	9.4%
Occupancy expense	2,873	2,629	244	9.3
Equipment and furniture expense	900	791	109	13.8
Service and data processing fees	3,196	2,931	265	9.0
Computer software, supplies and support	2,000	1,631	369	22.6
Advertising and promotion	506	486	20	4.1
FDIC insurance premiums	1,480	1,373	107	7.8
Legal and professional fees	1,487	1,353	134	9.9
Other expenses	4,557	3,763	794	21.1
Total noninterest expense	$43,716	$39,372	$4,344	11.0%

Noninterest expense increased $4.3 million, or 11.0%, to $43.7 million for the year ended June 30, 2026 as compared to $39.4 million for the year ended June 30, 2025. The increase during the year ended June 30, 2026 was primarily due to an increase of $2.3 million in salaries and employee benefits, a $905,000 non-cash settlement charge as a result of the completed termination of the Company’s defined benefit pension plan, included in other expenses, an increase of $500,000 in charitable contributions as the Bank made a charitable donation to the Bank of Greene County Charitable Foundation, included in other expenses, an increase of $369,000 in computer software, supplies and support fees, an increase of $265,000 in service and data processing expenses, an increase of $244,000 in occupancy expenses, and an increase of $134,000 in legal and professional fees. This was partially offset by a $864,000 decrease in the allowance for credit losses unfunded commitment expense, which is included in other expenses.

Index
INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 12.4% and 10.2% for the years ended June 30, 2026 and 2025, respectively. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance and tax credits, to arrive at the effective tax rate. The increase during the years ended June 30, 2026 and 2025 is primarily due to higher mix of pre-tax income and reflects a lower mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income.

On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into law. The notable provisions of the Bill include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The Bill also establishes a floor on tax deductions taken on charitable contributions. The Bill has multiple effective dates, with some provisions being effective in 2025 and other provisions in later years. The Bill provisions are not expected to have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity resources. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Federal Reserve Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalent accounts. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $144.9 million, or 4.6% of total assets.

The Company’s primary investing activities are the origination of residential and commercial real estate mortgage loans, other consumer and commercial loans, and the purchase of securities. Loan originations exceeded repayments by $124.2 million and $127.0 million, and purchases of securities totaled $694.2 million and $444.2 million for the years ended June 30, 2026 and 2025, respectively. These activities were funded primarily through deposit growth, principal payments on loans and securities, and borrowings. Loan sales did not provide an additional source of liquidity during the years ended June 30, 2026 and 2025, as the Company originated loans for retention in its portfolio.

The Company monitors its liquidity position on a daily basis. Excess short-term liquidity is usually invested in interest-earning deposits with the Federal Reserve Bank of New York. In the event the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advance programs made available to the Bank of Greene County. During the year ended June 30, 2026, the Bank of Greene County’s maximum borrowing from the FHLB reached $184.2 million. As of the year ended June 30, 2026, there were $195.2 million of borrowings and letters of credit outstanding with the FHLB. The liquidity position can be significantly impacted on a daily basis by funding needs associated with Greene County Commercial Bank. These funding needs are also impacted by the collection of taxes and state aid for the municipalities using the services of Greene County Commercial Bank.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products including IntraFi’s Insured Network Deposits. The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $761.6 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $52.4 million and $51.6 million brokered deposits as of June 30, 2026 and 2025, respectively.

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

Index
At June 30, 2026, liquidity measures were as follows:

Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	9.11%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	32.78%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	52.41%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	107.63%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	13.23%

Off-balance sheet arrangements. In the normal course of business, the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its consolidated statements of financial condition. The Company is also a party to certain financial instruments with off balance sheet risk such as commitments under standby letters of credit, unused portions of lines of credit, commitments to fund new loans, interest rate swaps, and risk participation agreements. Loan commitments are agreements by the Company to lend monies at a future date. These loan commitments are subject to the same credit policies and reviews as the Company’s loans. The Company records such instruments when funded. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of June 30, 2026, are not necessarily indicative of future cash requirements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2026 and 2025:

(In thousands)	2026	2025
Unfunded loan commitments	$137,063	$164,348
Unused lines of credit	133,004	110,943
Standby letters of credit	794	793
Total commitments	$270,861	$276,084

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

Certificates of deposit scheduled to mature in one year or less from June 30, 2026 totaled $199.8 million. Based upon the Company’s experience and its current pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

The Company has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank of Greene County’s request, on behalf of Greene County Commercial Bank, an irrevocable letter of credit is issued to secure municipal transactional deposit accounts above the FDIC insured limit. These letters of credit are secured by residential and commercial real estate mortgage loans. The amount of funds available to the Company through the FHLB line of credit is reduced by any letters of credit outstanding. There were $70.0 million in municipal letters of credit outstanding at June 30, 2026.

Capital Resources and Regulatory Capital Adequacy. The Company and the Bank consider current needs and future growth, with the sources of capital being the retention of earnings, less dividends paid and proceeds from the issuance of subordinated debt. During the fiscal year ended June 30, 2026, the Company became subject to the consolidated regulatory capital requirements under 12 CFR Part 217 (Regulation Q), moving beyond the Small Bank Holding Company Policy Statement. The Company has expanded its reporting to include capital ratios for the parent company. The Company believes its current capital is adequate to support ongoing operations and meets the criteria for “well-capitalized”. As a result of the consistent earnings throughout the fiscal year, the Company did not push down any additional capital to the Bank of Greene County during the fiscal years ended June 30, 2026 and 2025. At June 30, 2026 and 2025, the Bank of Greene County, Greene County Commercial Bank and Greene County Bancorp exceeded their regulatory capital requirements, as illustrated in Part II, Item 8 Financial Statements and Supplementary Data Note 19, Regulatory Matters of this Annual Report. Shareholders’ equity represented 8.7% and 7.9% of total consolidated assets at June 30, 2026 and 2025, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements which may impact the Company’s financial statements are discussed within Part II, Item 8 Financial Statements and Supplementary Data, Note 1, Summary of significant accounting policies of this Annual Report.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. While the Company’s loan portfolio is subject to risks associated with the local economy, the Company’s most significant form of market risk is interest rate risk, because most of the Company’s assets and liabilities are sensitive to changes in market prices and interest rates. Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. The Company’s assets consist primarily of mortgage loans, which have longer maturities than the Company’s liabilities, which consist primarily of deposits. The Company generally does not engage in any balance sheet derivative or hedging investment transactions, such as balance sheet interest rate swaps and caps. Due to the complex nature and additional risk often associated with derivative hedging transactions it is the Company’s policy to continue its strategy of mitigating interest rate risk through balance sheet composition. The Company’s interest rate risk management program focuses primarily on evaluating and managing the composition of the Company’s assets and liabilities in the context of various interest rate scenarios. Tools used to evaluate and manage interest rate risk include measuring net interest income sensitivity (“NII”), economic value of equity (“EVE”) sensitivity and GAP analysis. These standard interest rate risk measures are described more fully below. Factors beyond management’s control, such as market interest rates and competition, also have an impact on interest income and interest expense.

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

By investing in liquid securities, which can be sold to take advantage of interest rate shifts and originating adjustable-rate commercial real estate and commercial loans with shorter average durations, the Company believes it is better positioned to react to changes in market interest rates. Investments in short-term securities, however, generally bear lower yields than longer-term investments. Thus, these strategies may result in lower levels of interest income than would be obtained by investing in longer-term fixed-rate investments.

Net Interest Income Analysis. One of the most significant measures of interest risk is net interest income sensitivity (“NII”). NII is the measurement of the sensitivity of the Company’s net interest income to changes in interest rates and is computed for instantaneous rate shocks and a series of rate ramp assumptions. The net interest income sensitivity can be viewed as the exposure to changes in interest rates on the balance sheet as of the report date. The net interest income sensitivity measure does not take into account any future changes to the balance sheet. The Company has a relatively low level of NII sensitivity and is well within policy limits in all positive and negative rate shock scenarios. This means that the Company’s income exposure to rising and falling rates is projected to be relatively low. The Company’s risk is a declining rate environment.

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

Index
EVE Analysis. Economic value of equity (“EVE”) is defined as the present value of all future asset cash flows less the present value of all future liability cash flows, or an estimate of the value of the entire balance sheet. The EVE measure is limited in that it does not take into account any future changes to the balance sheet. The following table presents the Company’s EVE. The EVE table indicates the market value of assets less the market value of liabilities at each specific rate shock environment. These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2026. Assumptions made by the Company relate to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Securities were scheduled at either maturity date or next scheduled call date based upon judgment of whether the particular security would be called based upon the current interest rate environment, as it existed on June 30, 2026. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the EVE table include prepayment rates on loans and mortgage-backed securities. For each interest-bearing core deposit category, a discounted cash flow based upon the decay of each category was calculated and a discount rate applied based on the FHLB fixed rate advance term nearest the average life of the category. The noninterest-bearing category does not use a decay assumption, and the 24-month FHLB advance rate was used as the discount rate. The EVE at “Par” represents the difference between the Company’s estimated value of assets and value of liabilities assuming no change in interest rates.

The following sets forth the Company’s EVE at June 30, 2026.

Changes in Market Interest Rates (Basis Points)
(Dollars in thousands)	Company EVE	$ Change from par	% Change from par	EVE Ratio(1)	Change(2)
+300 bp	$381,344	$(91,410)	(19.34)%	12.97%	(200)	bp
+200 bp	415,593	(57,161)	(12.09)	13.80	(117)
+100 bp	447,477	(25,277)	(5.35)	14.51	(46)
PAR	472,754	-	-	14.97	-
-100 bp	499,403	26,649	5.64	15.42	45
-200 bp	512,414	39,660	8.39	15.48	51
-300 bp	515,570	42,816	9.06	15.25	28

(1) Calculated as the estimated EVE divided by the present value of total assets.
(2) Calculated as the excess (deficiency) of the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

In the current higher interest rate environment, EVE sensitivity has increased across the industry, as loans and investments were originated and purchased during the historically low rate environment, and as a result, the loans and investments have lost market value. EVE sensitivity may continue to increase if rates continue to rise, resulting in loans and investments losing further market value. As investments and loans mature, and the funds are reinvested at higher interest rates, the EVE sensitivity will continue to improve. The Company’s EVE modeling projects that as of the reporting date and in response to instantaneous rate increases and decreases, the EVE remains within the Company’s policy limits. This contemplates instantaneous rate shocks and would result from the increase in interest rates and the impact it has on the assets and the short-term nature of the Company’s liabilities. Management will continue to monitor the EVE sensitivity and take corrective action when applicable.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a company’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position generally would not be in as favorable a position, compared with an institution with a positive gap, to invest in higher-yielding assets. The resulting yield on the institution’s assets generally would increase at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, would generally result in its net interest income growing at a faster rate than an institution with a positive gap position. At June 30, 2026, the Company’s cumulative one-year, two-year and three-year gap positions, the difference between the amount of interest-earning assets maturing or repricing within one, two and three years and interest-bearing liabilities maturing or repricing within one, two and three years, as a percentage of total interest-earning assets were positive 17.97%, 17.31% and 14.23%, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2026, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Donald E Gibson	/s/ Nick Barzee
Donald E. Gibson	Nick Barzee
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greene County Bancorp, Inc. (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2026, expressed an unqualified opinion.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company's loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

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

For the Company’s material pooled loan portfolio segments, which are collectively evaluated for credit losses, the Company utilizes a discounted cash flow (DCF) methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default (PD) and loss given default (LGD) framework. LGD is estimated based on historical credit loss experience. PD is estimated utilizing a regression model that incorporates economic factors. The model utilizes forecasted econometric factors with a four-quarter reasonable and supportable forecast period and four-quarter straight-line reversion period to estimate the PD for each loan portfolio segment. The DCF methodology combines the PD, the LGD, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s evaluation of various conditions. Management’s evaluation of these factors includes a weighted rate and risk range category assigned to each factor. The weighted rates and risk range categories vary between loan segments.

We identified the ACL on loans collectively evaluated for credit losses as a critical audit matter. The principal considerations for identifying this as a critical audit matter were (i) the significant judgment by management in determining the collective ACL on loans, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s determination of the collective ACL on loans, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●
Evaluating the design and testing operating effectiveness of management’s controls over the evaluation of the ACL on loans collectively evaluated for credit losses, including controls addressing:
o
Management’s development of the collective ACL on loans methodology, including continued use and appropriateness of the PD regression and LGD models, and evaluating the conceptual design of the models;
o
Management’s identification and determination of the significant assumptions used in the PD regression and LGD models;
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
●
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for credit losses, which included:
o
Evaluating management's judgments and assumptions related to the selection of the models, including evaluating the conceptual design of the models and the mathematical accuracy of the models;
o
Evaluating the significant assumptions used in the PD regression and LGD models;
o
Evaluating the relevance and reliability of data used in the models;
o
Evaluating management’s judgments and assumptions used in the formulation of the qualitative factor framework, including the relevance and reliability of internal and external data used in their formulation; and
o
Evaluating the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co., LLP
Pittsford, New York
September 9, 2026

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Greene County Bancorp, Inc.
Catskill, New York

Opinion on Internal Control over Financial Reporting
We have audited Greene County Bancorp, Inc.’s (the Company’s) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of the Company, and our report dated September 9, 2026, expressed an unqualified opinion.

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

/s/ Bonadio & Co., LLP
Pittsford, New York
September 9, 2026

Index
Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2026 and 2025
(In thousands, except share and per share amounts)

ASSETS	2026	2025
Cash and due from banks	$12,306	$12,788
Interest-bearing deposits	132,599	170,290
Total cash and cash equivalents	144,905	183,078

Long-term certificates of deposit	1,225	1,425
Securities available-for-sale, at fair value	373,810	356,062
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $530 and $548	803,553	776,147
Equity securities, at fair value	388	402
Federal Home Loan Bank stock, at cost	7,777	5,504

Loans receivable	1,753,342	1,627,406
Allowance for credit losses on loans	(21,859)	(20,146)
Net loans receivable	1,731,483	1,607,260

Premises and equipment, net	14,839	15,232
Bank-owned life insurance	68,895	59,795
Accrued interest receivable	17,184	16,381
Prepaid expenses and other assets	19,368	19,323
Total assets	$3,183,427	$3,040,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$140,229	$110,163
Interest-bearing deposits	2,573,170	2,529,672
Total deposits	2,713,399	2,639,835

Borrowings, short-term	119,000	74,000
Borrowings, long-term	6,166	4,189
Subordinated notes payable, net	29,979	49,867
Accrued expenses and other liabilities	37,052	33,881
Total liabilities	2,905,596	2,801,772

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares;
Issued – 17,222,680 shares; Outstanding – 17,025,485 and 17,026,828 shares	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	278,376	241,403
Accumulated other comprehensive loss	(11,483)	(13,536)
Treasury stock, at cost – 197,195 and 195,852 shares	(940)	(908)
Total shareholders’ equity	277,831	238,837
Total liabilities and shareholders’ equity	$3,183,427	$3,040,609

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Years Ended June 30, 2026 and 2025
(In thousands, except share and per share amounts)

	2026	2025
Interest income:
Loans	$89,465	$79,979
Investment securities - tax exempt	21,677	19,648
Investment securities - taxable	17,921	14,574
Interest-bearing deposits and federal funds sold	2,064	3,504
Total interest income	131,127	117,705

Interest expense:
Interest on deposits	51,141	55,058
Interest on borrowings	2,072	2,526
Total interest expense	53,213	57,584

Net interest income	77,914	60,121
Provision for credit losses	2,033	1,316
Net interest income after provision for credit losses	75,881	58,805

Noninterest income:
Service charges on deposit accounts	5,077	4,874
Debit card fees	4,494	4,382
Investment services	1,168	1,088
E-commerce fees	121	110
Bank-owned life insurance	2,755	2,545
Loss on sale of securities available-for-sale	(576)	(665)
Other operating income	1,628	2,899
Total noninterest income	14,667	15,233

Noninterest expense:
Salaries and employee benefits	26,717	24,415
Occupancy expense	2,873	2,629
Equipment and furniture expense	900	791
Service and data processing fees	3,196	2,931
Computer software, supplies and support	2,000	1,631
Advertising and promotion	506	486
FDIC insurance premiums	1,480	1,373
Legal and professional fees	1,487	1,353
Other expenses	4,557	3,763
Total noninterest expense	43,716	39,372

Income before provision for income taxes	46,832	34,666
Provision for income taxes	5,810	3,528
Net income	$41,022	$31,138

Basic earnings per share	$2.41	$1.83
Basic average shares outstanding	17,025,485	17,026,828
Diluted earnings per share	$2.41	$1.83
Diluted average shares outstanding	17,025,485	17,026,828
Dividends per share	$0.40	$0.36

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended June 30, 2026 and 2025
(In thousands)

	2026	2025
Net Income	$41,022	$31,138

Other comprehensive income:

Unrealized holding gains on securities available-for-sale, gross	1,657	7,609
Tax effect	443	2,033
Unrealized holding gains on securities available-for-sale, net	1,214	5,576

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	576	665
Tax effect	154	178
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	422	487

Pension actuarial (loss) gain, gross	(349)	122
Tax effect	(94)	33
Pension actuarial (loss) gain, net	(255)	89

Amortization of pension actuarial losses recognized in other expense, gross	13	30
Tax effect	4	8
Amortization of pension actuarial losses recognized in other expense, net	9	22

Pension termination settlement charge recognized in other expense, gross	905	-
Tax effect	242	-
Pension termination settlement charge recognized in other expense, net	663	-

Total other comprehensive income, net of taxes	2,053	6,174
Comprehensive income	$43,075	$37,312

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2026 and 2025
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at June 30, 2024	$1,722	$10,156	$214,740	$(19,710)	$(908)	$206,000
Dividends declared			(4,475)			(4,475)
Net income			31,138			31,138
Other comprehensive income, net of taxes				6,174		6,174
Balance at June 30, 2025	$1,722	$10,156	$241,403	$(13,536)	$(908)	$238,837
Stock repurchases					(32)	(32)
Dividends declared			(4,049)			(4,049)
Net income			41,022			41,022
Other comprehensive income, net of taxes				2,053		2,053
Balance at June 30, 2026	$1,722	$10,156	$278,376	$(11,483)	$(940)	$277,831

See notes to consolidated financial statements

Index
Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2026 and 2025
(In thousands)

	2026	2025
Cash flows from operating activities:
Net Income	$41,022	$31,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,134	1,065
Deferred income tax benefit	(1,647)	(706)
Net accretion of investment premiums and discounts	(2,384)	(301)
Net amortization of deferred loan costs and fees	404	383
Amortization of subordinated debt issuance costs	112	186
Provision for credit losses	2,033	1,316
Bank-owned life insurance income	(2,755)	(2,545)
Net loss on sale of securities available-for-sale	576	665
Net loss (gain) on equity securities	14	(74)
Net increase in accrued income taxes	437	434
Net increase in accrued interest receivable	(803)	(2,112)
Net decrease (increase) in prepaid expenses and other assets	416	(4,075)
Net increase in accrued expenses and other liabilities	3,740	2,604
Net cash provided by operating activities	42,299	27,978

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	266,800	209,744
Proceeds from sale of securities	8,299	6,676
Purchases of securities	(558,112)	(271,781)
Proceeds from principal payments on securities	268,032	57,430
Securities held-to-maturity:
Proceeds from maturities	70,652	58,204
Purchases of securities	(136,086)	(172,377)
Proceeds from principal payments on securities	39,320	28,102
Net (purchase) redemption of Federal Home Loan Bank Stock	(2,273)	1,792
Maturity of long-term certificates of deposit	200	1,400
Purchase of bank owned life insurance	(6,345)	-
Net increase in loans receivable	(126,678)	(128,665)
Purchases of premises and equipment	(741)	(691)
Net cash used in investing activities	(176,932)	(210,166)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	45,000	(41,300)
Proceeds from long-term borrowings	1,977	4,189
Repayment of long-term borrowings	-	(34,156)
Repayment of subordinated notes payable	(20,000)	-
Purchase of treasury stock	(32)	-
Payment of cash dividends	(4,049)	(4,475)
Net increase in deposits	73,564	250,613
Net cash provided by financing activities	96,460	174,871

Net decrease in cash and cash equivalents	(38,173)	(7,317)
Cash and cash equivalents at beginning of year	183,078	190,395
Cash and cash equivalents at end of year	$144,905	$183,078

Cash paid during period for:
Interest	$53,229	$57,864
Income taxes	$2,268	$1,168

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

The Company uses the equity method to account for unconsolidated investments in VIEs if it has significant influence over the entity’s operating and financing decision. Unconsolidated investments in VIEs in which the Company does not have significant influence are carried at a cost measurement alternative. See Note 14, Variable Interest Entities for information on our involvement with VIEs.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At June 30, 2026, the Company operated 19 full-service banking offices, lending centers, an operations center, customer call center, administration center, and a wealth management center located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. During the years ended June 30, 2026 and 2025, the Bank elected to utilize the IRS DBLA test and satisfied the requirements of this test.

Segment Reporting

In accordance with the Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company operates as a single operating segment, banking, providing financial services to retail, municipal and commercial customers in its market area, consisting of the Hudson Valley and Capital District Regions of New York State. The Company derives the majority of its revenue from banking operations within the local market.

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

Realized gains or losses on security transactions are reported in earnings and computed using the specific identification cost basis. Fair values of securities are based on quoted market prices, where available. Valuation of securities is further described in Note 18, Fair Value Measurements and Fair Value of Financial Instruments, of this Annual Report. Amortization of bond premiums and accretion of bond discounts are amortized over the expected life of the securities using the interest method. Interest income is recognized when earned and dividend income is recognized when the right to receive payment is established.

Allowance for Credit Losses on Securities Held-to-Maturity (“HTM”)

The Company is required to utilize the current expected credit losses approach to estimate expected credit losses. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics. Management classifies the HTM portfolio into the following major security types: U.S. Treasury securities, state and political subdivisions, mortgage-backed securities-residential, mortgage-backed securities-multi-family, corporate debt securities and other securities.

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

Once a loan modification is determined to meet the aforementioned criteria, a determination is made as to whether the modification represents the continuation of an existing loan, or a new loan. The Company considers a loan modification to represent the establishment of a new loan if the resulting terms are at least as favorable to the Company as the terms made to other borrowers with similar risk profiles. If a modification is determined to represent a new loan, all unamortized deferred fees and costs are to be recognized through interest income at the time the modification is granted. Modifications that do not meet this criteria shall be considered a continuation of an existing loan, and all unamortized deferred fees and costs will be carried forward as part of the modified loan’s basis.

Allowance for Credit Losses on Loans

The Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), “including all subsequent amendments,” approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and amounts expected to be charged-off.

Index
Collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, are evaluated on an individual basis and excluded from the pooled loan evaluation. The fair value of collateral for collateral dependent loans less selling costs will be compared to the loan balance to determine if an allowance for credit losses on loans is required. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs.

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

Commercial real estate- Commercial mortgage and commercial construction loans generally are secured by property either occupied and maintained by the borrower or non-owner occupied, rented to a third-party tenant and managed by the borrower. Repayment cash flow includes rental income from the property, cash flows from the operation of the borrower’s and tenant businesses, and other income sources from the borrower. Significant risk factors include the borrower’s ability to attract and maintain tenants, the borrower’s industry, the successful operation of the borrower’s and tenant businesses, and the accuracy of the estimate of the property’s value at the completion of construction and estimated cost and duration of construction.

Home equity- Retail loans that are generally secured by secondary lien positions on 1-4 family residential real estate. Repayment sources primarily rely on the borrowers’ primary source of income and are determined based on the borrower’s equity position in the collateralized property. Default risks are greater, as a borrower is likely to prioritize payments on any outstanding indebtedness on the primary lien position. Additionally, home equity loans are exposed to greater market risk in the event of foreclosure and therefore are more sensitive to changes in underlying collateral valuations. To mitigate this risk, the Company generally does not underwrite terms exceeding 25 years with a loan to value of 85% when the Company holds the first mortgage. If the Company does not hold the first mortgage, these loans are underwritten with a higher interest rate and a lower maximum loan to value ratio of 65%.

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

Commercial- Commercial purpose loans that are generally secured by assets other than the real estate of borrowers’ businesses. Repayment is primarily the successful operation of the borrower’s business. Business assets may have significant variations in collateral values, and the value that may be realized by the Company, should the need to liquidate arise. Commercial loans are generally underwritten for terms not to exceed 20 years and depend primarily on the creditworthiness and cash flow of the borrower and any guarantors.

Management estimates the allowance for credit losses on loans by using relevant information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience was considered by the Company for estimating expected credit losses and determined the need to use peer data, with similar risk profiles, to develop and calculate the allowance for credit losses (“ACL”) on loan models.

Historical credit loss experience for the Company and peer losses by loan segments provide a foundation for estimating an expected credit loss. The observed credit losses are converted to probability of default (“PD”) rate curves through the use of loss given default (“LGD”) risk factors that convert default rates to estimated losses for each loan segment. This is based on industry-level, observed relationships between the PD and LGD variables for each segment. The historical PD curves correspond to economic variables through historical economic cycles, which establishes a quantitative relationship between forecasted economic conditions and loan performance.

Using the historical quantitative relationship between economic conditions and loan performance, management developed a model using selected external economic forecasts that is highly correlated for each loan segment. These forecasts are then applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line methodology.

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

Accrued Interest Receivable

Accrued interest receivable balances are presented separately on the consolidated statements of financial condition and are not included in amortized loan and investment costs when determining the allowance for credit losses. Accrued interest receivable balances have been excluded from the amortized cost basis of loans and investment securities, and related disclosures. Accrued interest receivable that is deemed uncollectible is written off timely. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore, the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

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

Index
Leases

Leases are classified as operating or finance leases. Lease right-of-use (“ROU”) assets and lease liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term, discounted using the Company’s incremental borrowing rate. Operating lease ROU assets are recorded in prepaid expenses and other assets while operating lease liabilities are recorded in accrued expenses and other liabilities. The Company has not entered into any finance leases. Options to renew or terminate the lease are recognized as part of ROU assets and liabilities when it is reasonably certain the options will be exercised. The Company has lease agreements that contain both lease and non-lease components. The lease components represent the right to use the underlying assets, while the non-lease components consist primarily of common area maintenance charges, real estate taxes and insurance which are accounted for separately. Operating lease expense associated with fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for common area maintenance charges, real estate taxes and insurance, which are generally based on a pro-rate share of the total property costs, are excluded from the measurement of the ROU assets or lease liabilities and are expensed as incurred. In addition, the Company does not recognize ROU assets or lease liabilities for short-term leases with a term of 12 months or less, and the related lease expense is recognized as incurred.

Bank Owned Life Insurance

The Company has purchased Bank-Owned life insurance ("BOLI") as an investment vehicle on certain current and former officers and executive officers. BOLI is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the cash surrender value are recorded in non-interest income.

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

Revenue Recognition

Revenue from Contracts with Customers (Topic 606) does not apply to the majority of the Company’s revenue-generating transactions, including revenue generated from financial instruments, such as loans and investment securities which are presented in our consolidated statements of income as components of net interest income. All of the Company's revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income, with the exception of net gains and losses from sales of foreclosed real estate, which is recognized within non-interest expense. The following is a summary of revenues subject to Topic 606 for the years ended June 30, 2026 and 2025.

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

Debit Card Interchange Fee Income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

E-commerce Income: The Company earns fees for merchant transaction processing services provided to its business customers by a third-party service provider. The fees represent a percentage of the monthly transaction activity net of related costs and are received from the service provider on a monthly basis.

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

Advertising

The Company follows a policy of charging the costs of advertising to expense as incurred. Advertising costs included in advertising and promotion expenses were $506,000 and $486,000 for the years ended June 30, 2026 and 2025, respectively.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including loan commitments and lines of credit. Such financial instruments are recorded when they are funded. In the normal course of business, the Company utilizes risk participation agreements, which are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. Under the terms of these agreements, the “participating bank” receives a fee from the “lead bank” in exchange for the guarantee of reimbursement if the customer defaults on an interest rate swap. The interest rate swap is transacted such that any and all exchanges of interest payments (favorable and unfavorable) are made between the lead bank and the customer. In the event that an early termination of the swap occurs and the customer is unable to make a required close out payment, the participating bank assumes that obligation and is required to make this payment.

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

The Company uses the proportional amortization method for solar tax credit investments, whereby the associated tax credits are recognized as a reduction to tax expense. Certain federal tax credits that are non-refundable and transferable under applicable regulations are accounted for as government grants and recorded as a reduction to the amortized cost or net investment in the applicable asset generating the credit, within “other assets.” Amounts are amortized through depreciation or as an adjustment to yield over the estimated life of the asset. Any gain or loss on the transfer of a tax credit is recorded within “other operating income.”

Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to reflect the effect of potentially dilutive common shares, such as stock options, using the treasury stock method, assuming such shares vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations.

Index
Comprehensive Income (Loss)

Comprehensive income (loss) represents net income plus other comprehensive income (loss), which consists primarily of the net change in unrealized gains (losses) on AFS debt securities for the period and changes in the funded status of the Company’s defined benefit pension plan, net of the related tax effect.

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which require public entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5.0% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended June 30, 2026, using the prospective method. The Company’s adoption of this standard did not have a material impact on the consolidated financial statements.

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

Note 2. Balances at Other Banks

The Bank is required to maintain certain balances with the Federal Reserve Bank which are included in cash and due from banks on the Company’s consolidated statements of financial condition. In April 2020, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero, therefore there was no reserve requirement included in cash and due from banks at June 30, 2026 and 2025.

Note 3. Securities

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA, and collateralized mortgage obligations issued by these entities. As of June 30, 2026 and 2025, all mortgage-backed securities including collateralized mortgage obligations were securities of government sponsored enterprises, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio. The Company’s investments in state and political subdivision securities, generally are municipal obligations that are general obligations supported by the taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

Index
The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall securities investment yield while managing interest rate risk. The Company will only invest in high quality securities as determined by management’s analysis at the time of purchase. The Company generally does not engage in any balance sheet derivative or hedging transactions, such as balance sheet interest rate swaps or caps.

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At June 30, 2026
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$3,826	$-	$15	$3,811
U.S. government sponsored enterprises	7,087	-	746	6,341
State and political subdivisions	216,477	1,163	-	217,640
Mortgage-backed securities-residential	59,969	180	3,145	57,004
Mortgage-backed securities-multi-family	86,161	-	12,796	73,365
Corporate debt securities	15,961	43	355	15,649
Total securities available-for-sale	$389,481	$1,386	$17,057	$373,810

	At June 30, 2025
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$10,815	$-	$362	$10,453
U.S. government sponsored enterprises	13,029	-	1,385	11,644
State and political subdivisions	208,450	1,394	-	209,844
Mortgage-backed securities-residential	34,382	212	3,007	31,587
Mortgage-backed securities-multi-family	88,874	-	14,277	74,597
Corporate debt securities	18,416	81	560	17,937
Total securities available-for-sale	$373,966	$1,687	$19,591	$356,062

(1)
Amortized cost excludes accrued interest receivable of $4.1 million and $4.5 million at June 30, 2026 and 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

There was no allowance for credit losses on securities available-for-sale for the years ended June 30, 2026 and 2025, respectively.

Index
The following tables summarize the amortized cost, fair value, and the allowance for credit losses on securities held-to-maturity by major type:

	At June 30, 2026
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
Securities held-to-maturity:
U.S. Treasury securities	$13,903	$-	$639	$13,264	$-	$13,903
State and political subdivisions	473,174	11,474	24,700	459,948	52	473,122
Mortgage-backed securities-residential	170,248	752	3,263	167,737	-	170,248
Mortgage-backed securities-multi-family	119,232	-	9,840	109,392	-	119,232
Corporate debt securities	27,500	168	873	26,795	477	27,023
Other securities	26	-	-	26	1	25
Total securities held-to-maturity	$804,083	$12,394	$39,315	$777,162	$530	$803,553

	At June 30, 2025
(In thousands)	Amortized cost(1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$15,850	$-	$868	$14,982	$-	$15,850
State and political subdivisions	460,959	8,938	32,028	437,869	40	460,919
Mortgage-backed securities-residential	138,468	1,388	2,327	137,529	-	138,468
Mortgage-backed securities-multi-family	130,119	-	11,963	118,156	-	130,119
Corporate debt securities	31,270	55	1,756	29,569	507	30,763
Other securities	29	-	-	29	1	28
Total securities held-to-maturity	$776,695	$10,381	$48,942	$738,134	$548	$776,147

(1)
Amortized cost excludes accrued interest receivable of $5.4 million and $4.9 million at June 30, 2026 and 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

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

Management assesses the change in fair value of investment securities on a regular basis. Unrealized losses may occur from current market conditions, increases in interest rates since the time of purchase and deterioration in credit quality of issuers. Management assesses both qualitative and quantitative factors to determine whether any credit-related allowance is required. There was no allowance for credit losses on securities available-for-sale for the years ended June 30, 2026 and 2025, as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity at the year ended:

(In thousands)	June 30, 2026	June 30, 2025
Balance at beginning of year	$548	$483
Provision (benefit) for credit losses	(18)	65
Balance at end of year	$530	$548

Index
The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$2,996	$6	1	$815	$9	2	$3,811	$15	3
U.S. government sponsored enterprises	-	-	-	6,341	746	2	6,341	746	2
State and political subdivisions	22	-	1	-	-	-	22	-	1
Mortgage-backed securities-residential	20,168	538	10	29,045	2,607	19	49,213	3,145	29
Mortgage-backed securities-multi-family	8,300	1,842	4	65,065	10,954	25	73,365	12,796	29
Corporate debt securities	2,854	144	2	10,790	211	7	13,644	355	9
Total securities available-for-sale	34,340	2,530	18	112,056	14,527	55	146,396	17,057	73
Securities held-to-maturity:
U.S. Treasury securities	11,313	596	3	1,951	43	1	13,264	639	4
State and political subdivisions	34,212	3,732	249	200,240	20,968	1,238	234,452	24,700	1,487
Mortgage-backed securities-residential	12,807	262	11	75,637	3,001	34	88,444	3,263	45
Mortgage-backed securities-multi-family	27,690	2,276	9	81,702	7,564	32	109,392	9,840	41
Corporate debt securities	2,457	43	3	14,419	830	9	16,876	873	12
Total securities held-to-maturity	88,479	6,909	275	373,949	32,406	1,314	462,428	39,315	1,589
Total securities	$122,819	$9,439	293	$486,005	$46,933	1,369	$608,824	$56,372	1,662

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

There were no transfers of securities available-for-sale to held-to-maturity during the year ended June 30, 2026 or 2025.

During the year ended June 30, 2026, a loss of $576,000 was recognized from a sale of four securities available-for-sale with a total par value of $8.3 million. During the year ended June 30, 2025, a loss of $665,000 was recognized from a sale of two securities available-for-sale with a total par value of $6.7 million. The proceeds were used to fund higher yielding investments.

Index
The estimated fair values of debt securities at June 30, 2026, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$225,843	$226,875
After one year through five years	16,008	15,242
After five years through ten years	1,500	1,324
After ten years	-	-
Total securities available-for-sale	243,351	243,441
Mortgage-backed and asset-backed securities	146,130	130,369
Total securities available-for-sale	389,481	373,810

Securities held-to-maturity
Within one year	54,756	54,929
After one year through five years	164,013	164,756
After five years through ten years	222,205	207,522
After ten years	73,629	72,826
Total securities held-to-maturity	514,603	500,033
Mortgage-backed securities	289,480	277,129
Total securities held-to-maturity	804,083	777,162
Total securities	$1,193,564	$1,150,972

As of June 30, 2026 and 2025, securities with an aggregate fair value of $1.1 billion and $1.0 billion, respectively, were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. As of June 30, 2026 and 2025, securities with an aggregate fair value of $15.9 million and $18.2 million, respectively, were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the years ended June 30, 2026 or 2025.

Note 4. Loans and Allowance for Credit Losses on Loans

Loan segments are summarized below as of the dates indicated:

(In thousands)	June 30, 2026	June 30, 2025
Residential real estate	$415,702	$417,719
Commercial real estate	1,146,786	1,054,504
Home equity	45,443	34,103
Consumer	3,887	4,311
Commercial	141,524	116,769
Total gross loans(1)(2)	1,753,342	1,627,406
Allowance for credit losses on loans	(21,859)	(20,146)
Loans receivable, net	$1,731,483	$1,607,260

(1)
Loan balances include net deferred (fees)/costs of ($397,000) and ($567,000) at June 30, 2026 and 2025, respectively.

(2)
Loan balances exclude accrued interest receivable of $7.7 million and $7.0 million at June 30, 2026 and 2025, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

At June 30, 2026 and 2025, loans to related parties including officers and directors were immaterial as a percentage of the Company’s loan portfolio.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.9 million at June 30, 2026, of which there were four residential real estate loans totaling $745,000 in the process of foreclosure. Included in non-accrual loans were $1.7 million of loans which were less than 90 days past due at June 30, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.1 million at June 30, 2025, of which there were one commercial real estate loan totaling $142,000 and three residential real estate loans totaling $841,000 in the process of foreclosure. Included in non-accrual loans were $1.2 million of loans which were less than 90 days past due at June 30, 2025, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

Index
The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2026:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$85	$1,598	$1,542	$3,225	$412,477	$415,702	$2,806
Commercial real estate	-	299	568	867	1,145,919	1,146,786	790
Home equity	86	-	29	115	45,328	45,443	238
Consumer	14	-	-	14	3,873	3,887	-
Commercial	-	-	102	102	141,422	141,524	102
Total gross loans	$185	$1,897	$2,241	$4,323	$1,749,019	$1,753,342	$3,936

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2025:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$775	$1,362	$2,137	$415,582	$417,719	$2,265
Commercial real estate	-	209	367	576	1,053,928	1,054,504	628
Home equity	85	13	30	128	33,975	34,103	30
Consumer	20	3	2	25	4,286	4,311	2
Commercial	-	-	106	106	116,663	116,769	135
Total gross loans	$105	$1,000	$1,867	$2,972	$1,624,434	$1,627,406	$3,060

The Company had no accruing loans delinquent 90 days or more at June 30, 2026 and 2025.

Allowance for Credit Losses on Loans

The allowance for credit losses for the loan portfolio is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans individually evaluated and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the ACL on loans for the residential real estate, commercial real estate, home equity and commercial loan segments. The Company uses a four-quarter reasonable and supportable forecast period based on the one-year percent change in national gross domestic product and the national unemployment rate, as economic variables. The forecast will revert to long-term economic conditions over a four-quarter reversion period on a straight-line basis. The remaining life method will be utilized to determine the ACL for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date. The Company elected to use the practical expedient to evaluate loans individually, if they are collateral dependent loans that are on non-accrual status with a balance of $250,000 or greater, which is consistent with regulatory requirements. The fair value of the collateral dependent loan less selling expenses will be compared to the loan balance to determine if an ACL on loans is required. While management uses available information to recognize losses on loans, additions or reductions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in the reasonable and supportable forecast, analysis of loans individually evaluated, and/or changes in management’s assessment of the qualitative factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. The Company charges loans off against the allowance for credit losses when it becomes evident that a loan cannot be collected within a reasonable amount of time, or that it will cost the Company more than it will receive and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers. Generally, consumer loans and smaller business loans (not secured by real estate) in excess of 90 days are charged-off against the allowance for credit losses, unless equitable arrangements are made. Included within consumer loan charge-offs and recoveries are deposit accounts that have been overdrawn in excess of 60 days. For loans secured by real estate, a charge-off is recorded when it is determined that the collection of all or a portion of a loan may not be collected and the amount of that loss can be reasonably estimated. The allowance for credit losses is increased by a provision for credit losses (which results in a charge to expense), and recoveries of loans previously charged off and is reduced by charge-offs.

Index
The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the years ended June 30, 2026
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146
Charge-offs	(43)	-	-	(352)	(87)	(482)
Recoveries	2	4	-	104	34	144
Provision	65	1,002	118	187	679	2,051
Balance at June 30, 2026	$4,637	$13,620	$378	$320	$2,904	$21,859

	Activity for the years ended June 30, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2024	$4,237	$12,218	$212	$500	$2,077	$19,244
Charge-offs	(44)	(5)	(13)	(386)	(66)	(514)
Recoveries	2	4	-	119	40	165
Provision	418	397	61	148	227	1,251
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146

The allowance for credit losses on unfunded commitments was $1.4 million and $1.8 million as of June 30, 2026 and 2025, respectively.

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

Index
Special mention

Special mention ratings are loans that have potential weaknesses or emerging problems which require close attention. These weaknesses, if left uncorrected, could lead to deterioration in the repayment prospects for the loan or the Company’s collateral position in the future. Special mention loans are less risky than substandard assets as no loss of principal or interest is anticipated unless the potential problems continue for a prolonged basis.

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

Index
The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the twelve months ended June 30, 2026:

	At June 30, 2026
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2026	2025	2024	2023	2022	Prior
Residential real estate
By payment activity status:
Performing	$38,599	$43,734	$51,900	$51,117	$76,934	$150,612	$-	$-	$412,896
Non-performing	-	-	-	-	765	2,041	-	-	2,806
Total residential real estate	38,599	43,734	51,900	51,117	77,699	152,653	-	-	415,702
Current period gross charge-offs	-	-	-	-	-	43	-	-	43

Commercial real estate
By internally assigned grade:
Pass	137,569	221,047	115,271	165,798	214,559	255,347	2,726	612	1,112,929
Special mention	-	592	1,047	325	749	1,587	-	-	4,300
Substandard	-	-	-	11,023	5,996	12,468	-	70	29,557
Total commercial real estate	137,569	221,639	116,318	177,146	221,304	269,402	2,726	682	1,146,786
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	4,792	2,109	3,468	1,884	179	836	31,435	502	45,205
Non-performing	-	-	-	-	-	-	238	-	238
Total home equity	4,792	2,109	3,468	1,884	179	836	31,673	502	45,443
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,623	855	739	330	127	137	76	-	3,887
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	1,623	855	739	330	127	137	76	-	3,887
Current period gross charge-offs	299	8	43	-	-	1	1	-	352

Commercial
By internally assigned grade:
Pass	30,977	9,606	8,897	6,194	3,248	21,678	54,646	169	135,415
Special mention	-	-	-	-	128	96	-	-	224
Substandard	-	-	-	8	5,177	526	150	24	5,885
Total Commercial	$30,977	$9,606	$8,897	$6,202	$8,553	$22,300	$54,796	$193	$141,524
Current period gross charge-offs	$-	$-	$-	-	$-	$28	$59	$-	$87

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

The Company had no loans classified doubtful or loss at June 30, 2026 or June 30, 2025. During the year ended June 30, 2026, the Company upgraded 3 commercial real estate relationships and 2 commercial relationships to pass and 5 commercial real estate relationships and 4 commercial relationships were paid-off. This was offset by 7 commercial real estate relationships and 4 commercial relationships that were downgraded to classified from pass, due to the deterioration in the borrower cash flows and financial performance during the year end June 30, 2026. During the year ended June 30, 2025, the Company upgraded 10 commercial real estate relationships and 15 commercial relationships to pass, and 10 commercial real estate relationships and 5 commercial relationships were paid-off. This was offset by 14 commercial real estate relationships and 11 commercial relationships that were downgraded to classified from pass, due to the deterioration in the borrower cash flows and financial performance during the year end June 30, 2025.

Index
Individually Evaluated Loans

Loans individually evaluated had an amortized cost basis of $1.6 million and $751,000, with an allowance for credit losses on loans of $466,000 and $549,000 at June 30, 2026 and 2025, respectively. At June 30, 2026, the amortized cost basis of collateral dependent loans was $1.4 million for residential real estate loans and $170,000 for home equity loans. At June 30, 2025, the amortized cost basis of collateral dependent loans was $751,000 for residential real estate loans. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

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

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted at the dates indicated:

	For the year ended June 30, 2026
	Payment deferral		Term extension		Interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$1,425	0.12%	$369	0.03%	$2,427	0.21%
Total	$1,425		$369		$2,427

	For the year ended June 30, 2025
	Term extension		Term extension and interest rate reduction
(Dollars in thousands)	Amortized cost	Percentage of total class	Amortized cost	Percentage of total class
Commercial real estate	$299	0.03%	$2,522	0.24%
Total	$299		$2,522

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the year ended June 30, 2026
Loan type	Payment deferral	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average of 6 months of no principal or interest payments	Added a weighted-average of 12.2 months to the life of the loans	Interest rates were reduced by an average of 1.00%

For the year ended June 30, 2025
Loan type	Term extension	Interest rate reduction
Commercial real estate	Added a weighted-average of 12 months to the life of the loan	Interest rates were reduced by an average of 1.45%

There was one commercial real loan that had been modified in the form of a term extension with a borrower experiencing financial difficulty in the prior twelve months ended June 30, 2026, that had a payment default during the twelve months ended June 30, 2026.

There were no loans that were modified with borrowers experiencing financial difficulty in the prior twelve months ended June 30, 2025, that had a payment default during the twelve months ended June 30, 2025.

Index
The Company closely monitors the performance of loans that have been modified. The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At June 30, 2026
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$3,922	$-	$299	$-	$4,221
Total	$3,922	$-	$299	$-	$4,221

	At June 30, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$2,821	$-	$-	$-	$2,821
Total	$2,821	$-	$-	$-	$2,821

Loans serving as collateral

Loans designated as qualified collateral and pledged for borrowing and standby letters of credit to the Federal Home Loan Bank of New York, amounted to approximately $721.4 million and $634.6 million of its residential and commercial mortgage portfolios at June 30, 2026 and 2025, respectively.

Foreclosed real estate

Foreclosed real estate consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. At June 30, 2026 and 2025, the Company had no foreclosed real estate.

Note 5. Premises and Equipment

A summary of premises and equipment at June 30, 2026 and 2025, is as follows:

(In thousands)	2026	2025
Land	$2,916	$2,916
Building and improvements	20,829	20,253
Furniture and equipment	5,179	5,014
Less: accumulated depreciation	(14,085)	(12,951)
Total premises and equipment	$14,839	$15,232

Depreciation expense was $1.1 million for the years ended June 30, 2026 and 2025.

Note 6. Deposits

Major classifications of deposits at June 30, 2026 and 2025 are summarized as follows:

(In thousands)	2026	2025
Noninterest-bearing deposits	$140,229	$110,163
Certificates of deposit	248,723	228,174
Savings deposits	242,782	246,488
Money market deposits	99,210	102,787
NOW deposits	1,982,455	1,952,223
Total deposits	$2,713,399	$2,639,835

Advance payments by borrowers for taxes and insurance, which are included in savings deposits totaled $10.1 million at June 30, 2026 and 2025.

Index
As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products including IntraFi’s Insured Network Deposits. The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $761.6 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $52.4 million and $51.6 million brokered deposits as of June 30, 2026 and 2025, respectively which was included in NOW accounts and certificates of deposits.

Related-party deposits were not material at June 30, 2026 and 2025.

The following indicates the amount of certificates of deposit by time remaining to maturity as of June 30, 2026.

(In thousands)	3 Months or Less	3 to 6 Months	7 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $250,000	$105,969	$29,332	$18,938	$43,432	$197,671
Certificates of deposit $250,000 or more	12,881	26,111	6,545	5,515	51,052
Total certificates of deposit	$118,850	$55,443	$25,483	$48,947	$248,723

Scheduled maturities of certificates of deposit at June 30, 2026 were as follows:

(In thousands)
The year ended June 30,
2027	$199,776
2028	10,592
2029	32,598
2030	3,517
2031	2,240
$248,723

Note 7. Borrowings

At June 30, 2026, the Bank had pledged approximately $721.4 million of its residential and commercial mortgage portfolios as collateral for borrowings and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $450.6 million at June 30, 2026, of which there were $119.0 million of overnight borrowings, $6.2 million long-term fixed rate borrowings and $70.0 million irrevocable municipal letters of credit outstanding. At June 30, 2025, the Bank had $74.0 million in overnight borrowings, $4.2 million in long-term fixed rate borrowings and $90.0 million in irrevocable municipal letters of credit outstanding at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0.0% Development (ZDA) Advance Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At June 30, 2026, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027, a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028, and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2029. At June 30, 2025, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027 and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028.

The Bank pledges securities and certificates of deposit as collateral at the Federal Reserve Bank discount window for overnight borrowings. At June 30, 2026 and 2025, approximately $15.9 million and $18.2 million, respectively, of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were zero overnight borrowings outstanding with the Federal Reserve Bank at June 30, 2026 and 2025.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $90.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were zero borrowings outstanding with these lines of credit for the Bank at June 30, 2026 and 2025.

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

On September 15, 2021, the Company entered into SNPAs with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes are callable on September 15, 2026. As June 30, 2026 and 2025, there were $29.9 million of these SNPAs outstanding, net of issuance costs.

The sales of the SNPAs were made in a private placement to accredited investors under the exemption from registration provided under Securities and Exchange Commission Rule 506. The Notes are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For regulatory purposes, the Company allocated the SNPAs to the Bank of Greene County to qualify as Tier 1 capital subject to a 25% of capital limitation under risk-based capital guidelines. The portion that exceeds 25% of capital limitation qualifies as Tier 2 capital.

At June 30, 2026, there were zero other long-term borrowings and therefore no scheduled maturities of long-term borrowings.

Index
Note 8. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss as of June 30, 2026 and 2025, are presented in the following table:

	Unrealized losses on securities available- for-sale	Pension benefits	Total
Balance - June 30, 2024	$(19,182)	$(528)	$(19,710)
Other comprehensive income before reclassification, net of tax	5,576	89	5,665
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	665	-	665
Tax expense effect recognized in provision for income taxes	178	-	178
Net of tax	487	-	487
Amortization of pension actuarial losses recognized in other expense	-	30	30
Tax expense effect recognized in provision for income taxes	-	8	8
Net of tax	-	22	22
Other comprehensive income for the year ended June 30, 2025	6,063	111	6,174
Balance - June 30, 2025	$(13,119)	$(417)	$(13,536)
Other comprehensive income (loss) before reclassification, net of tax	1,214	(255)	959
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	576	-	576
Tax expense effect recognized in provision for income taxes	154	-	154
Net of tax	422	-	422
Amortization of pension actuarial losses recognized in other expense	-	13	13
Tax expense effect recognized in provision for income taxes	-	4	4
Net of tax	-	9	9
Pension termination settlement charge recognized in other expense	-	905	905
Tax expense effect recognized in provision for income taxes	-	242	242
Net of tax	-	663	663
Other comprehensive income for the year ended June 30, 2026	1,636	417	2,053
Balance - June 30, 2026	$(11,483)	$-	$(11,483)

Note 9. Employee Benefit Plans

Defined Benefit Plan

The Bank maintained a single-employer defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Board of Directors of the Bank resolved to exclude from membership in the Pension Plan employees hired on or after January 1, 2006, and elected to cease additional benefit accruals to existing Pension Plan participants effective July 1, 2006. Substantially all Bank employees who were hired before January 1, 2006 and attained the age of 21 were covered by the Pension Plan. Under the Pension Plan, retirement benefits are primarily a function of both years of service and level of compensation at July 1, 2006. This defined benefit pension plan is accounted for in accordance with FASB ASC Topic 715 guidance on “Compensation – Retirement Benefits, Defined Benefit Plans – Pension”, which requires the Company to recognize in its consolidated financial statements an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Changes in the funded status of the single-employer defined benefit pension plan were reported as a component of other comprehensive income, net of applicable taxes, in the year in which changes occur.

On September 16, 2025, the Board of Directors approved the termination of the Pension Plan effective as of September 30, 2025. The Pension Plan assets were sufficient to cover the estimated Pension Plan obligations.

Index
During the quarter ended December 31, 2025, the Company initiated the Pension Plan termination process and partially settled benefit obligations, recognizing a settlement charge of $199,000, included in other expenses in the accompanying consolidated statements of income.

During the quarter ended March 31, 2026, the Company settled the remaining Pension Plan obligations with the purchase of annuities from a third-party insurer for approximately $3.5 million. As a result of the final settlement, the Company recognized an additional settlement charge of approximately $706,000, included in other expenses on the consolidated statements of income.

Information regarding the Pension Plan at June 30, 2026 and 2025 is as follows:

(In thousands)
Change in projected benefit obligation:	2026	2025
Benefit obligation at beginning of period	$4,075	$4,119
Interest cost	115	213
Actuarial loss	250	(1)
Benefits paid	(4,440)	(256)
Benefit obligation at June 30	-	4,075

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	4,746	4,654
Actual return on plan assets	28	348
Employer contributions	-	-
Benefits paid	(4,440)	(256)
Assets transferred to a qualified replacement plan	(334)	-
Fair value of plan assets at June 30	-	4,746
Over funded status at June 30 included in other liabilities	$-	$(671)

The components of net periodic pension costs related to the Pension Plan for the years ended June 30, 2026 and 2025 were as follows:

(In thousands)	2026	2025
Interest cost	$115	$213
Expected return on plan assets	(126)	(228)
Amortization of net loss	13	30
Effect of settlement	905	-
Net periodic pension expense	$907	$15

The accumulated benefit obligation for the pension plan was zero and $4.1 million at June 30, 2026 and 2025, respectively.

Changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended June 30, 2026 and 2025 consisted of the following:

(In thousands)	2026	2025
Actuarial loss on plan assets and benefit obligations	$569	$152
Deferred tax expense	152	41
Net change in plan assets and benefit obligations recognized in other comprehensive income	$417	$111

Index
Amounts recognized in our consolidated statements of financial condition related to the Pension Plan for the year ended presented as follows:

(In thousands)
Other liabilities:	June 30, 2025
Projected benefit obligation in surplus of fair value of pension plan	$(671)
Accumulated other comprehensive loss, net of taxes:
Net losses and past service liability	$(417)

As of June 30, 2026, there was zero remaining in plan assets and zero remaining benefit obligation after the final termination.

The principal actuarial assumptions used at June 30, 2025:

Projected benefit obligation:	June 30, 2025
Discount rate	5.37%
Net periodic pension expense:
Amortization period, in years	11
Discount rate	5.30%
Expected long-term rate of return on plan assets	5.00%

The discount rate used in the measurement of the Bank’s pension obligation was based on the FTSE Pension Discount Curve and Liability index based on expected benefit payments of the Pension Plan. The discount rates were evaluated at each measurement date to give effect to changes in the general interest rates. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan. Since this is a frozen plan, the compensation rate was zero percent.

The weighted average asset allocation and fair value of our Pension Plan assets at June 30, 2025 was as follows:

(Dollars in thousands)	Fair Value
Money market	$1,382	29.1%
Mutual funds – fixed income	3,364	70.9
Total plan assets	$4,746	100.0%

The fair value of assets within the Pension Plan was determined utilizing quoted prices in active markets at the measurement date. As such, these assets are classified as Level 1 within the “Fair Value Measurement” hierarchy.

As of June 30, 2026, there was zero remaining in the plan assets.

Defined Contribution Plan

The Bank of Greene County also participates in a defined contribution plan (the “Contribution Plan”) covering substantially all employees who have completed three months of service and perform a minimum of 250 hours of service. The plan includes Section 401(k) and thrift provisions as defined under the Internal Revenue Code (“IRC”). The provisions permit employees to contribute up to 50% of pre-tax and post-tax annual compensation, as defined in the Contribution Plan, up to the maximum allowable under the IRC. The Bank of Greene County matches employee contributions 100% of each participant’s contributions up to 3% of compensation plus 50% of the next 3% of compensation for a total matching contribution of up to 4.5% of compensation as defined by the Contribution Plan. Contributions are subject to certain limitations. The Company contributions associated with the Contribution Plan amounted to $581,000 and $530,000 in the years ended June 30, 2026 and 2025, respectively.

Employee Stock Ownership Plan (“ESOP”)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after three years of service. During the years ended June 30, 2026 and 2025, the Board of Directors authorized the payment of $200,000 and $190,000, respectively, to the ESOP trustee for the purposes of purchasing additional shares of stock to be allocated to employees as of December 2026 and 2025, respectively. ESOP expense was $195,000 and $194,000 for the years ended June 30, 2026 and 2025, respectively. There were no unearned shares at June 30, 2026 or 2025.

Index
Supplemental Executive Retirement Plan

On June 21, 2010, the Board of Directors of the Bank of Greene County adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP Plan”), effective as of July 1, 2010. The SERP Plan provides a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”) to certain key senior executives of the Bank who are selected by the Board to participate. Accordingly, the SERP Plan obligates the Bank to make an allocation to each executive’s account on the first business day of each July and permits each executive to defer up to 50% of their base salary and 100% of their annual bonus to the SERP Plan, subject to the requirements of Section 409A of the Internal Revenue Code (“Code”). In addition, the Bank may but is not required to, make additional discretionary contributions to the executives’ accounts from time to time. An executive becomes vested in the Bank’s contributions based on the terms of their SERP Plan agreement, ranging from 10 to 20 years of service as defined in the SERP Plan, and is fully vested immediately for all deferral of salary and bonus. However, the executive will vest in the present value of their account in the event of death, disability or a change in control of the Bank or the Company. In the event the executive is terminated involuntarily or resigns for good reason following a change in control, the present value of all remaining Bank contributions is accelerated and paid to the executive’s account, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within two years after a change in control, executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP Plan due to retirement or other termination of employment, the benefit will be paid in 10 annual installments.

The net periodic pension costs related to the SERP Plan for the years ended June 30, 2026 and 2025 were $2.6 million and $2.4 million, respectively, consisting primarily of service and interest costs, included within compensation expense on the consolidated statements of income. The total liability for the SERP Plan was $20.3 million and $17.6 million as of June 30, 2026 and 2025, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. The total liability for the SERP Plan includes both accumulated net periodic pension costs and participant contributions.

Note 10. Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long Term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. At June 30, 2026 and 2025, the Plan had 16,000,000 options authorized, of which, 14,312,099 and 13,677,694 options had been granted, respectively. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company (“Committee”). A phantom stock option represents the right to receive a cash payment on the date the award vests. The participant receives an amount equal to the positive difference between the strike price on the grant date and the book value of a share of the Company stock on the determination date, which is the last day of the plan year that is the end of the third plan year after the grant date of the award, unless otherwise specified by the Committee. The strike price will be the price established by the Committee, which will not be less than 100% of the book value of a share on a specified date, as determined under generally accepted accounting principles as of the last day of the quarter ending on or immediately preceding the valuation date with adjustments made, in the sole discretion of the Committee, to exclude accumulated other comprehensive income (loss). The liability for the phantom stock option plan is re-measured at each reporting period based on the difference between the strike price and the current period end book value per share of the Company’s common stock, excluding accumulated other comprehensive income (loss).

Index
A summary of the Company’s phantom stock option activity and related information for its option plan for the years ended June 30, 2026 and 2025 is as follows:

	2026	2025
Number of options outstanding at beginning of year	1,871,590	2,253,535
Options granted	634,405	651,595
Options forfeited	-	(14,000)
Options paid in cash upon vesting	(711,200)	(1,019,540)
Number of options outstanding at period end	1,794,795	1,871,590

(In thousands)	2026	2025
Cash paid out on options vested	$3,131	$4,249
Compensation expense recognized	3,666	3,095

The total liability for the long-term incentive plan was $4.9 million and $4.4 million at June 30, 2026 and 2025, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to reflect the effect of potentially dilutive common shares, such as stock options, using the treasury stock method, assuming such shares vested during the period. There were no anti-dilutive securities or contracts outstanding during the years ended June 30, 2026 and 2025.

	2026	2025
Net income	$41,022,000	$31,138,000
Weighted average shares – basic	17,025,485	17,026,828
Weighted average shares – dilute	17,025,485	17,026,828

Earnings per share – basic	$2.41	$1.83
Earnings per share – diluted	$2.41	$1.83

Note 12. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2026 and 2025:

(In thousands)	2026	2025
Current:
Federal	$5,923	$3,238
State	1,534	996
Total current	7,457	4,234
Deferred:
Federal	(1,464)	(659)
State	(183)	(47)
Total deferred	(1,647)	(706)
Total provision for income taxes:
Federal	4,459	2,579
State	1,351	949
Total provision for income taxes	$5,810	$3,528

Index
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the year ended June 30, 2026, presenting both dollar amounts and percentages in accordance with ASC 740-10-50-12A.

(In thousands, except percentages)	For the year ended June 30, 2026
	Amount	Percentage
Federal income tax at the statutory rate	$9,835	21.00%
State income taxes, net of federal effect (1)	1,028	2.20
Tax credits, net of amortization	(40)	(0.08)
Nontaxable or nondeductible items:
Tax-exempt income	(4,730)	(10.10)
Increase in cash surrender value of bank-owned life insurance	(579)	(1.24)
Other	296	0.63
Total provision for income taxes	$5,810	12.41%

(1)
State taxes in New York contribute to the majority (greater than 50%) of the tax effect in this category.

The Company had no income taxes in foreign jurisdictions for the years ended June 30, 2026.

The following table presents income taxes paid, net of refunds received, disaggregated by federal, state, and by individual jurisdictions that meet the 5% disclosure threshold under ASU 2023-09, for the year ended June 30, 2026.

(In thousands)	2026
U.S. Federal	$1,486
New York State	717
Other States	65
Total income taxes paid	$2,268

The effective tax rate differs from the federal statutory rate as follows for the years ended June 30, 2025, in accordance with the guidance prior to the adoption of ASU 2023-09:

2025
Tax based on federal statutory rate	21.00%
State income taxes, net of federal benefit	2.14
Tax-exempt income	(11.71)
Other, net	(1.25)
Total income tax expense	10.18%

Index
The components of the deferred tax assets and liabilities at June 30, 2026 and 2025 were as follows:

(In thousands)	2026	2025
Deferred tax assets:
Allowance for credit losses	$5,984	$5,531
Allowance for credit losses on unfunded commitments	382	474
Unrealized losses on securities	4,101	4,694
Other benefit plans	5,314	5,108
Solar tax credit investments	1,077	253
Lease liability	611	632
Other	73	129
Total deferred tax assets	17,542	16,821

Deferred tax liabilities:
Depreciation	1,198	1,204
Net loan costs	1,275	1,296
Real estate investment trust income	2,955	2,990
Lease right of use asset	587	610
Pension benefits	88	179
Total deferred tax liabilities	6,103	6,279
Net deferred tax asset included in prepaid expenses and other assets	$11,439	$10,542

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2026 and 2025.

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

As of June 30, 2026 and 2025, the Company did not have any uncertain tax positions. The Company does not expect to have any changes in unrecognized tax benefits as a result of settlements with taxing authorities during the next twelve months. At June 30, 2026 and 2025, the Bank of Greene County had an unrecaptured pre-1988 Federal bad debt reserve of approximately $1.8 million for which no Federal income tax provision has been made. A deferred tax liability has not been provided on this amount as management does not intend to redeem stock, make distributions or take other actions that would result in recapture of the reserve. As of June 30, 2026, tax years ended June 30, 2023 through June 30, 2026, remain open and are subject to Federal, New York and Massachusetts State taxing authority examinations.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

Index
Note 13. Commitments and Contingent Liabilities

In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and lines of credit, which involve to varying degrees, elements of credit risk, which are not reflected in the accompanying consolidated financial statements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at June 30, 2026 and 2025:

(In thousands)	2026	2025
Unfunded loan commitments	$137,063	$164,348
Unused lines of credit	133,004	110,943
Standby letters of credit	794	793
Total credit-related financial instruments with off-balance sheet risk	$270,861	$276,084

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

Allowance for Credit Losses on Unfunded Commitments

At June 30, 2026, the allowance for credit losses on unfunded commitments totaled $1.4 million as compared to $1.8 million at June 30, 2025, a decrease of $342,000, or 19.3%. Provision for credit losses on unfunded commitments amounted to a benefit of $342,000 and a charge of $522,000 for the years ended June 30, 2026 and 2025, respectively. The provision for the year ended June 30, 2026, was primarily attributable to a decrease in the unfunded balance of commercial real estate loans, commercial construction loans and home equity lines of credits.

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their ordinary course of business. Legal contingencies are evaluated based on information currently available and management reviews the status of such matters on an ongoing basis and records accruals for loss contingencies when losses are considered probable and the amount can be reasonably estimated. Legal contingencies are subject to inherent uncertainties and unfavorable rulings that may cause the Company to adjust its accrual or incur losses which may have a material impact on the Company’s financial condition or operating results.

Note 14. Variable Interest Entities

Solar Tax Credit Investments

The Company makes non-marketable equity investments in entities that sponsor solar development projects that qualify for the Solar Tax Credit Program. The purpose of these investments is to assist the Company in meeting its responsibilities under the Community Reinvestment Act (“CRA”), and to provide a return, primarily through the realization of tax benefits. The Company does not have controlling interest and is not the primary beneficiary of the solar tax credit investments, therefore the entity is not consolidated. The Company has determined that it is not the primary beneficiary due to its inability to direct activities that most significantly impact economic performance. The Company applies the proportional amortization method to subsequently measure its investment in solar tax credit projects.

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	June 30, 2026	June 30, 2025
Gross investment in solar tax credit investments	$8,866	$2,586
Accumulated amortization	(7,142)	(2,586)
Net investment in solar tax credit investments	$1,724	$-

Unfunded commitments for solar tax credit investments	$3,579	$6,381

Index
The aggregate carrying value of the Company’s solar tax credit investments is included in prepaid expenses and other assets within the Company’s consolidated statements of financial condition and represents the Company’s maximum exposure to loss.

Note 15. Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, primarily by managing the amount, sources and duration of its assets and liabilities. The Company has interest rate derivatives that result from a service provided to certain qualifying customers, and therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements with its commercial customers to provide them with a long-term fixed rate, while simultaneously entering into offsetting interest rate swap agreements with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure. These interest rate swap agreements are not designated as hedges for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not present any material exposure to the Company’s consolidated statements of income. The Company records its interest rate swap agreements at fair value and are presented within other assets and other liabilities on the consolidated statements of financial condition. Changes in the fair value of assets and liabilities arising from these derivatives are included net, in other operating income in the consolidated statements of income. Under the terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction based upon the estimated fair value of the underlying contracts. Cash collateral represents the amount that is exchanged under master netting agreements that allows the Company to offset the derivative position with the related collateral. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The following tables present the notional amount and fair values of interest rate derivative positions:

	At June 30, 2026
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Prepaid expenses and other assets	$158,007	$2,106	Accrued expenses and other liabilities	$158,007	$2,106
Less cash collateral			-	Accrued expenses and other liabilities		(1,790)
Total after netting			$2,106			$316

	At June 30, 2025
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Prepaid expenses and other assets	$140,777	$4,733	Accrued expenses and other liabilities	$140,777	$4,733
Less cash collateral			-	Accrued expenses and other liabilities		(4,280)
Total after netting			$4,733			$453

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

Index
RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between three to nine years. The Company’s credit exposure transferred out was $39,000 and $506,000 as of June 30, 2026 and 2025, respectively. The Company transferred out RPAs with a notional amount of $22.3 million and $18.9 million as of June 30, 2026 and 2025, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between one to eleven years. The credit exposure associated with risk participations-ins was $231,000 and $1.0 million as of June 30, 2026 and 2025, respectively. The Company held RPAs with a notional amount of $152.4 million and $130.9 million as of June 30, 2026 and 2025, respectively.

Note 16. Operating Leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

The following includes quantitative data related to the Company’s operating leases as of June 30, 2026 and 2025:

(In thousands)
Operating lease amounts:	2026	2025
Right-of-use assets	$2,198	$2,284
Lease liabilities	$2,284	$2,366

Other information:
Operating outgoing cash flows from operating leases	$561	$502
Right-of-use assets obtained in exchange for new operating lease liabilities	$398	$648

(In thousands)
Lease costs	2026	2025
Operating lease cost	$531	$454
Variable lease cost	$44	$44
The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes, as of June 30, 2026:

(In thousands, except weighted-average information)
Within the twelve months ended June 30,
2027	$583
2028	563
2029	415
2030	381
2031	262
Thereafter	346
Total undiscounted cash flow	2,550
Less net present value adjustment	(266)
Lease liability	$2,284

Index
	2026	2025
Weighted-average remaining lease term (years)	5.35	5.79
Weighted-average discount rate	3.87%	3.56%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of financial condition.

Note 17. Concentrations of Credit Risk

The Company grants residential, consumer and commercial loans to customers primarily located in the Hudson Valley and Capital District Regions of New York State, including Greene County. Over the last several years the Company has emphasized expansion into new markets in Albany, Columbia, Ulster, Rensselaer, and Saratoga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon employment and other economic factors throughout Greene and its contiguous counties.

Note 18. Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2026 and 2025 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Index
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$3,811	$-	$3,811	$-
U.S. government sponsored enterprises	6,341	-	6,341	-
State and political subdivisions	217,640	-	217,640	-
Mortgage-backed securities-residential	57,004	-	57,004	-
Mortgage-backed securities-multi-family	73,365	-	73,365	-
Corporate debt securities	15,649	-	15,649	-
Securities available-for-sale	373,810	-	373,810	-
Equity securities	388	388	-	-
Interest rate swaps	2,106	-	2,106	-
Total	$376,304	$388	$375,916	$-

Liabilities:
Interest rate swaps	$2,106	$-	$2,106	$-
Total	$2,106	$-	$2,106	$-

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$10,453	$-	$10,453	$-
U.S. government sponsored enterprises	11,644	-	11,644	-
State and political subdivisions	209,844	-	209,844	-
Mortgage-backed securities-residential	31,587	-	31,587	-
Mortgage-backed securities-multi-family	74,597	-	74,597	-
Corporate debt securities	17,937	-	17,937	-
Securities available-for-sale	356,062	-	356,062	-
Equity securities	402	402	-	-
Interest rate swaps	4,733	-	4,733	-
Total	$361,197	$402	$360,795	$-

Liabilities:
Interest rate swaps	$4,733	$-	$4,733	$-
Total	$4,733	$-	$4,733	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations. Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable, and therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans individually evaluated for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 13.2% to 34.2%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans individually evaluated are classified as Level 3.

Index
Fair values for foreclosed real estate are initially recorded at the estimated fair value of the property less estimated costs to dispose at the time of acquisition to establish a new carrying value. Values are derived from appraisals, similar to loans individually evaluated for expected credit loss, of underlying collateral. Any write downs from the carrying value of the loan to estimated fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. Subsequent adjustments to the carrying value of such properties resulting from declines in fair value result in the establishment of a valuation allowance and are charged to operations in the period in which the declines occur. In the determination of fair value subsequent to foreclosure, management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidations expenses. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for foreclosed real estate are classified as Level 3.

		June 30, 2026		June 30, 2025
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Loans individually evaluated	3	$1,617	1151	$751	$202

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

Index
The carrying amounts and estimated fair value of financial instruments are as follows:

	June 30, 2026		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$144,905	$144,905	$144,905	$-	$-
Long-term certificate of deposit	1,225	1,223	-	1,223	-
Securities available-for-sale	373,810	373,810	-	373,810	-
Securities held-to-maturity	803,553	777,162	-	777,162	-
Equity securities	388	388	388	-	-
Federal Home Loan Bank stock	7,777	7,777	-	7,777	-
Net loans receivable	1,731,483	1,674,947	-	-	1,674,947
Accrued interest receivable	17,184	17,184	-	17,184	-
Interest rate swap asset	2,106	2,106	-	2,106	-

Deposits	2,713,399	2,712,319	-	2,712,319	-
Borrowings	125,166	125,356	-	125,356	-
Subordinated notes payable, net	29,979	29,399	-	29,399	-
Accrued interest payable	1,255	1,255	-	1,255	-
Interest rate swap liability	2,106	2,106	-	2,106	-

	June 30, 2025		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$183,078	$183,078	$183,078	$-	$-
Long-term certificate of deposit	1,425	1,421	-	1,421	-
Securities available-for-sale	356,062	356,062	-	356,062	-
Securities held-to-maturity	776,147	738,134	-	738,134	-
Equity securities	402	402	402	-	-
Federal Home Loan Bank stock	5504	5,504	-	5,504	-
Net loans receivable	1,607,260	1,536,150	-	-	1,536,150
Accrued interest receivable	16,381	16,381	-	16,381	-
Interest rate swap asset	4,733	4,733	-	4,733	-

Deposits	2,639,835	2,639,246	-	2,639,246	-
Borrowings	78,189	78,346	-	78,346	-
Subordinated notes payable, net	49,867	48,485	-	48,485	-
Accrued interest payable	1,271	1,271	-	1,271	-
Interest rate swap liability	4,733	4,733	-	4,733	-

Index
Note 19. Regulatory Matters

Greene County Bancorp, Inc., The Bank of Greene County and its wholly-owned subsidiary, Greene County Commercial Bank, are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and Common equity Tier 1 capital to risk-weighted assets. In addition to maintaining minimum capital ratios, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank are subject to a Leverage Ratio (capital conservation buffer) of 2.50% above the minimum to avoid restriction on capital distributions and certain discretionary bonus payments. Management believes that, as of June 30, 2026 and 2025, Greene County Bancorp, Inc., The Bank of Greene County and Greene County Commercial Bank met all capital adequacy requirements to which they are subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2026 and 2025, the most recent notification from regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be well
					capitalized under
			For capital		prompt corrective		Capital conservation
(Dollars in thousands)	Actual		adequacy purposes		action provisions		buffer
Greene County Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of June 30, 2026:
Total risk-based capital	$343,112	17.9%	$153,618	8.0%	$192,023	10.0%	9.87%	2.50%
Tier 1 risk-based capital	289,314	15.1	115,214	6.0	153,618	8.0	9.07	2.50
Common equity tier 1 capital	289,314	15.1	86,410	4.5	124,815	6.5	10.57	2.50
Tier 1 leverage ratio	289,314	9.4	123,301	4.0	154,126	5.0	5.39	2.50

As of June 30, 2025:
Total risk-based capital	$324,323	18.4%	$141,308	8.0%	$176,636	10.0%	10.36%	2.50%
Tier 1 risk-based capital	252,373	14.3	105,981	6.0	141,308	8.0	8.29	2.50
Common equity tier 1 capital	252,373	14.3	79,486	4.5	114,813	6.5	9.79	2.50
Tier 1 leverage ratio	252,373	8.6	117,627	4.0	147,034	5.0	4.58	2.50

The Bank of Greene County
As of June 30, 2026:
Total risk-based capital	$328,258	17.1%	$153,615	8.0%	$192,018	10.0%	9.10%	2.50%
Tier 1 risk-based capital	304,439	15.9	115,211	6.0	153,615	8.0	9.86	2.50
Common equity tier 1 capital	304,439	15.9	86,408	4.5	124,812	6.5	11.36	2.50
Tier 1 leverage ratio	304,439	9.9	123,300	4.0	154,125	5.0	5.88	2.50

As of June 30, 2025:
Total risk-based capital	$293,952	16.6%	$141,305	8.0%	$176,632	10.0%	8.64%	2.50%
Tier 1 risk-based capital	271,869	15.4	105,979	6.0	141,305	8.0	9.39	2.50
Common equity tier 1 capital	271,869	15.4	79,484	4.5	114,811	6.5	10.89	2.50
Tier 1 leverage ratio	271,869	9.2	117,646	4.0	147,057	5.0	5.24	2.50

Index

Greene County Commercial Bank
As of June 30, 2026:
Total risk-based capital	$136,943	51.3%	$21,365	8.0%	$26,706	10.0%	43.28%	2.50%
Tier 1 risk-based capital	136,943	51.3	16,024	6.0	21,365	8.0	45.28	2.50
Common equity tier 1 capital	136,943	51.3	12,018	4.5	17,359	6.5	46.78	2.50
Tier 1 leverage ratio	136,943	10.1	54,484	4.0	68,105	5.0	6.05	2.50

As of June 30, 2025:
Total risk-based capital	$122,243	46.9%	$20,871	8.0%	$26,089	10.0%	38.86%	2.50%
Tier 1 risk-based capital	122,243	46.9	15,654	6.0	20,871	8.0	40.86	2.50
Common equity tier 1 capital	122,243	46.9	11740	4.5	16,958	6.5	42.36	2.50
Tier 1 leverage ratio	122,243	9.1	53,543	4.0	66,929	5.0	5.13	2.50

Note 20. Condensed Financial Statements of Greene County Bancorp, Inc.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Greene County Bancorp, Inc., for the periods indicated.

Greene County Bancorp, Inc.
Condensed Statements of Financial Condition
At June 30, 2026 and 2025
(In thousands)

ASSETS	2026	2025
Cash and cash equivalents	$15,121	$30,925
Investment in subsidiaries	292,956	258,333
Prepaid expenses and other assets	42	40
Total assets	$308,119	$289,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable, net	$29,979	$49,867
Accrued expenses and other liabilities	309	594
Total liabilities	30,288	50,461
Total shareholders’ equity	277,831	238,837
Total liabilities and shareholders’ equity	$308,119	$289,298

Greene County Bancorp, Inc.
Condensed Statements of Income
For the Years Ended June 30, 2026 and 2025
(In thousands)

	2026	2025
INCOME:
Equity in undistributed net income of subsidiaries	$32,570	$18,401
Dividend distributed by subsidiary	10,000	15,000
Interest-earning deposits	8	19
Total Income	42,578	33,420

OPERATING EXPENSES:
Legal fees	99	94
Interest on borrowings	1,178	1,850
Other expense	279	338
Total operating expenses	1,556	2,282
Net income	$41,022	$31,138

Index
Greene County Bancorp, Inc.
Condensed Statements of Cash Flows
For the Years Ended June 30, 2026 and 2025
(In thousands)

Cash flow from operating activities:	2026	2025
Net Income	$41,022	$31,138
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(32,570)	(18,401)
Amortization of subordinated debt issuance costs	112	186
Net increase in prepaid expenses and other assets	(2)	(2)
Net (decrease) increase in accrued expenses and other liabilities	(285)	10
Net cash provided by operating activities	8,277	12,931

Cash flows from financing activities:
Payment of cash dividends	(4,049)	(4,475)
Purchase of treasury stock	(32)	-
Repayment of subordinated notes payable	(20,000)	-
Net cash used by financing activities	(24,081)	(4,475)

Net (decrease) increase in cash and cash equivalents	(15,804)	8,456
Cash and cash equivalents at beginning of year	30,925	22,469
Cash and cash equivalents at end of year	$15,121	$30,925

Note 21. Subsequent events

On July 22, 2026, Greene County Bancorp, Inc. announced that its Board of Directors had approved a quarterly cash dividend of $0.11 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.44 per share which represents a 10.0% increase from the previous annual cash dividend rate of $0.40 per share. The dividend was payable to stockholders of record as of August 14, 2026, and was paid on August 31, 2026. Greene County Bancorp, MHC waived its receipt of this dividend.

Index
ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.
Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by the report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The remaining information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2026 fiscal year end.

ITEM 11.
Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2026 fiscal year end.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2026 fiscal year end.

ITEM 13.
Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2026 fiscal year end.

ITEM 14.
Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the Company’s 2026 fiscal year end.

Index
PART IV

ITEM 15.
Exhibits and Financial Statement Schedules

(a)(1)
The following financial statements and Reports of Bonadio & Co., LLP are included in this Annual Report on Form 10-K:
Reports of Bonadio & Co., LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of June 30, 2026 and 2025
Consolidated Statements of Income for the years ended June 30, 2026 and 2025
Consolidated Statements of Comprehensive Income for the years ended June 30, 2026 and 2025
Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2026 and 2025
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)
List of Financial Schedules

Not applicable

(a)(3)
Exhibits

3.1
Greene County Bancorp, Inc. Stock Holding Company Charter as amended on January 19, 2023 (filed as Exhibit 3.1 to Registrant’s Form 10-Q, filed on February 10, 2023 and incorporated herein by reference)

3.2	Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 22, 2015)

3.3	Amendment to Bylaws of Greene County Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on March 19, 2021)

4.0	Form of Stock Certificate of Greene County Bancorp, Inc. (incorporation by reference to Exhibit 4.0 of the Annual Report on Form 10-K filed September 11, 2020)

4.2	Description of Greene County Bancorp, Inc. Securities (incorporation by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed September 11, 2020)

4.3	Subordinated Note Purchase Agreement (incorporated by reference to Current Report on Form 8-K filed on September 18, 2020)

4.4	Subordinated Note 4.75% Fixed to Floating Rate Subordinated Notes due September 17, 2030 (incorporated by reference to Current Report on Form 8-K filed on September 18, 2020)

4.5	Subordinated Note Purchase Agreement (incorporated by reference to Current Report on Form 8-K filed on September 16, 2021)

4.6	Subordinated Note 3.00% Fixed to Floating Rate Subordinated Notes due September 15, 2031 (incorporated by reference to Current Report on Form 8-K filed on September 16, 2021)

10.1	Employee Stock Ownership Plan (incorporated herein by reference to Greene County Bancorp, Inc.’s SB-2)

10.2
Employment agreement between the Registrant and Donald E. Gibson, effective July 1, 2007, as amended and incorporated by reference from the Registrant’s Form 8-K (Exhibit 10.2) filed on December 3, 2008.

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

Index

19.	Greene County Bancorp, Inc. Insider Trading Policy (incorporation by reference to Exhibit 19 of the Annual Report on Form 10-K filed September 5, 2025)

21.	Subsidiaries of Greene County Bancorp, Inc.

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.	Greene County Bancorp, Inc. Clawback Policy (incorporation by reference to Exhibit 97 to the Annual Report on Form 10-K filed September 5, 2025)

101	The following materials from Greene County Bancorp, Inc. Form 10-K for the year ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.
Form 10-K Summary

None.

Index
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENE COUNTY BANCORP, INC.

Date: September 9, 2026	By:	/s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Donald E. Gibson
Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 9, 2026

By: /s/ Nick Barzee
Nick Barzee
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 9, 2026

By: /s/ Jay P. Cahalan
Jay P. Cahalan
Chairman of the Board
Date: September 9, 2026

By: /s/ John Brust
John Brust
Director
Date: September 9, 2026

By: /s/ Christopher Cannucciari
Christopher Cannucciari
Director
Date: September 9, 2026

By: /s/ Tejraj S. Hada
Tejraj S. Hada
Director
Date: September 9, 2026

By: /s/ Peter W. Hogan
Peter W. Hogan, CPA
Director
Date: September 9, 2026

By: /s/ Michelle M. Plummer
Michelle M. Plummer, CPA, CGMA
Director
Date: September 9, 2026

By: /s/ Charles H. Schaefer
Charles H. Schaefer
Director
Date: September 9, 2026