Form 10-Q
period 2026-09-30
GREENE COUNTY BANCORP INC
filed 2026-11-06
CIK 1070524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

As of November 5, 2026, the registrant had 17,025,485 shares of common stock outstanding at $0.10 par value per share.

 GREENE COUNTY BANCORP, INC.

Index

Greene County Bancorp, Inc.
Consolidated Statements of Financial Condition
At September 30, 2026 and June 30, 2026
(Unaudited)
(In thousands, except share and per share amounts)

ASSETS	September 30, 2026	June 30, 2026
Cash and due from banks	$24,519	$12,306
Interest-bearing deposits	110,480	132,599
Total cash and cash equivalents	134,999	144,905

Long-term certificates of deposit	1,225	1,225
Securities available-for-sale, at fair value	393,042	373,810
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $467 and $530	832,982	803,553
Equity securities, at fair value	402	388
Federal Home Loan Bank stock, at cost	4,322	7,777

Loans receivable	1,776,011	1,753,342
Allowance for credit losses on loans	(21,442)	(21,859)
Net loans receivable	1,754,569	1,731,483

Premises and equipment, net	14,663	14,839
Bank-owned life insurance	69,631	68,895
Foreclosed real estate	135	-
Accrued interest receivable	18,609	17,184
Prepaid expenses and other assets	18,041	19,368
Total assets	$3,242,620	$3,183,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$154,167	$140,229
Interest-bearing deposits	2,693,675	2,573,170
Total deposits	2,847,842	2,713,399

Borrowings, short-term	40,000	119,000
Borrowings, long-term	6,166	6,166
Subordinated notes payable, net	20,000	29,979
Accrued expenses and other liabilities	42,629	37,052
Total liabilities	2,956,637	2,905,596

SHAREHOLDERS' EQUITY
Preferred stock, Authorized - 1,000,000 shares; Issued - None	-	-
Common stock, par value $0.10 per share; Authorized - 36,000,000 shares; Issued – 17,222,680 shares; Outstanding – 17,025,485 shares	1,722	1,722
Additional paid-in capital	10,156	10,156
Retained earnings	290,019	278,376
Accumulated other comprehensive loss	(14,974)	(11,483)
Treasury stock, at cost – 197,195 shares	(940)	(940)
Total shareholders’ equity	285,983	277,831
Total liabilities and shareholders’ equity	$3,242,620	$3,183,427

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Income
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)
(In thousands, except share and per share amounts)

	2026	2025
Interest income:
Loans	$24,007	$21,973
Investment securities - tax exempt	5,677	5,266
Investment securities - taxable	4,694	3,910
Interest-bearing deposits and federal funds sold	220	474
Total interest income	34,598	31,623

Interest expense:
Interest on deposits	11,901	13,363
Interest on borrowings	808	740
Total interest expense	12,709	14,103

Net interest income	21,889	17,520
(Benefit) provision for credit losses	(432)	1,257
Net interest income after (benefit) provision for credit losses	22,321	16,263

Noninterest income:
Service charges on deposit accounts	1,284	1,298
Debit card fees	1,122	1,100
Investment services	417	277
E-commerce fees	35	27
Bank-owned life insurance	736	652
Net loss on sale of securities available-for-sale	(1,192)	-
Other operating income	507	632
Total noninterest income	2,909	3,986

Noninterest expense:
Salaries and employee benefits	6,738	6,156
Occupancy expense	690	653
Equipment and furniture expense	182	205
Service and data processing fees	790	787
Computer software, supplies and support	499	440
Advertising and promotion	116	100
FDIC insurance premiums	370	367
Legal and professional fees	485	406
Other expenses	931	947
Total noninterest expense	10,801	10,061

Income before provision for income taxes	14,429	10,188
Provision for income taxes	1,927	1,318
Net income	$12,502	$8,870

Basic and diluted earnings per share	$0.73	$0.52
Basic and diluted average shares outstanding	17,025,485	17,026,828

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)
(In thousands)

	2026	2025
Net income	$12,502	$8,870
Other comprehensive income:
Unrealized holding (losses) gains on securities available-for-sale, gross	(5,957)	1,707
Tax effect	(1,593)	457
Unrealized holding (losses) gains on securities available-for-sale, net	(4,364)	1,250

Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	1,192	-
Tax effect	319	-
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, net	873	-

Total other comprehensive (loss) income, net of taxes	(3,491)	1,250

Comprehensive income	$9,011	$10,120

 See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2026	$1,722	$10,156	$278,376	$(11,483)	$(940)	$277,831
Dividends declared			(859)			(859)
Net income			12,502			12,502
Other comprehensive loss, net of taxes				(3,491)		(3,491)
Balance at September 30, 2026	$1,722	$10,156	$290,019	$(14,974)	$(940)	$285,983

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
Balance at June 30, 2025	$1,722	$10,156	$241,403	$(13,536)	$(908)	$238,837
Dividends declared			(781)			(781)
Net income			8,870			8,870
Other comprehensive income, net of taxes				1,250		1,250
Balance at September 30, 2025	$1,722	$10,156	$249,492	$(12,286)	$(908)	$248,176

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)
(In thousands)

	2026	2025
Cash flows from operating activities:
Net income	$12,502	$8,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	281	279
Deferred income tax benefit	(107)	(252)
Net accretion of investment premiums and discounts	(828)	(126)
Net amortization of deferred loan costs and fees	116	108
Amortization of subordinated debt issuance costs	21	37
(Benefit) provision for credit losses	(432)	1,257
Bank-owned life insurance income	(736)	(652)
Net loss on sale of securities available-for-sale	1,192	-
Net (gain) loss on equity securities	(14)	11
Net increase in accrued income taxes	487	1,201
Net increase in accrued interest receivable	(1,425)	(940)
Net decrease (increase) in prepaid expenses and other assets	2,436	(1,559)
Net increase (decrease) in accrued expenses and other liabilities	5,362	(1,284)
Net cash provided by operating activities	18,855	6,950

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from maturities	53,473	66,523
Proceeds from sale of securities	7,309	-
Purchases of securities	(90,849)	(60,145)
Proceeds from principal payments on securities	5,114	1,331
Securities held-to-maturity:
Proceeds from maturities	16,270	13,688
Purchases of securities	(57,202)	(33,156)
Proceeds from principal payments on securities	12,158	8,545
Net redemption of Federal Home Loan Bank Stock	3,455	3,193
Net increase in loans receivable	(22,968)	(43,609)
Purchases of premises and equipment	(105)	(402)
Net cash used in investing activities	(73,345)	(44,032)

Cash flows from financing activities:
Net decrease in short-term borrowings	(79,000)	(74,000)
Repayment of subordinated notes payable	(10,000)	-
Payment of cash dividends	(859)	(781)
Net increase in deposits	134,443	83,352
Net cash provided by financing activities	44,584	8,571

Net decrease in cash and cash equivalents	(9,906)	(28,511)
Cash and cash equivalents at beginning of period	144,905	183,078
Cash and cash equivalents at end of period	$134,999	$154,567

Non-cash investing activities:
Foreclosed loans transferred to foreclosed real estate	$135	$-

Cash paid during period for:
Interest	$13,006	$14,696
Income taxes	$573	$271

See notes to consolidated financial statements

Index

Greene County Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended September 30, 2026 and 2025

(1)
Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Within the accompanying unaudited interim consolidated financial statements and related notes to the consolidated financial statements, the June 30, 2026 data was derived from the audited consolidated financial statements and notes of Greene County Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Bank of Greene (formerly the Bank of Greene County) (the “Bank”) and the Bank’s wholly owned subsidiaries, Greene County Commercial Bank (the “Commercial Bank”) and Greene Property Holdings, Ltd. The interim consolidated financial statements at and for the three months ended September 30, 2026 and 2025 are unaudited.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. To the extent that information and notes required by GAAP, for complete financial statements, are contained in or are consistent with the audited financial statements incorporated by reference to Greene County Bancorp, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2026, such information and notes have not been duplicated herein. In the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the financial position and results of operations and cash flows at and for the periods presented have been included. Certain previous years’ amounts in the unaudited consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation. All material inter-company accounts and transactions have been eliminated in consolidation. The results of operations and other data for the three months ended September 30, 2026, are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2027. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

Nature of Operations

The Company’s primary business is the ownership and operation of its subsidiaries. At September 30, 2026, the Company operated 19 full-service banking offices, lending centers, an operations center, customer call center, administration center, and a wealth management center, located in its market area consisting of the Hudson Valley and Capital District Regions of New York State. The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area, and investing such deposits, together with other sources of funds, in loans and investment securities. The Commercial Bank’s primary business is to attract deposits from and provide banking services to local municipalities. Greene Property Holdings, Ltd. was formed as a New York corporation that has elected under the Internal Revenue Code to be a real estate investment trust. Currently, certain mortgages and loan notes held by the Bank are transferred and beneficially owned by Greene Property Holdings, Ltd. The Bank continues to service these loans.

Effective September 14, 2026, the Company’s primary banking subsidiary changed its legal name from the Bank of Greene County to Bank of Greene. The name change had no impact on the Bank’s operations and had no impact on the Company’s consolidated financial statements.

Index

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

(3)
Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale by major type:

	At September 30, 2026
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$825	$-	$7	$818
U.S. government sponsored enterprises	2,078	-	144	1,934
State and political subdivisions	250,614	483	27	251,070
Mortgage-backed securities-residential	61,520	8	5,405	56,123
Mortgage-backed securities-multi-family	82,474	-	14,937	67,537
Corporate debt securities	15,967	20	427	15,560
Total securities available-for-sale	$413,478	$511	$20,947	$393,042

	At June 30, 2026
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury securities	$3,826	$-	$15	$3,811
U.S. government sponsored enterprises	7,087	-	746	6,341
State and political subdivisions	216,477	1,163	-	217,640
Mortgage-backed securities-residential	59,969	180	3,145	57,004
Mortgage-backed securities-multi-family	86,161	-	12,796	73,365
Corporate debt securities	15,961	43	355	15,649
Total securities available-for-sale	$389,481	$1,386	$17,057	$373,810

(1)	Amortized cost excludes accrued interest receivable of $4.1 million at September 30, 2026 and June 30, 2026, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

Index

There was no allowance for credit losses on securities available-for-sale as of the quarter ended September 30, 2026 and June 30, 2026, as each of the securities in the portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

The following tables summarize the amortized cost, fair value, and allowance for credit loss on securities held-to-maturity by major type:

	At September 30, 2026
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$13,916	$-	$685	$13,231	$-	$13,916
State and political subdivisions	497,530	3,316	43,057	457,789	54	497,476
Mortgage-backed securities-residential	184,656	11	10,786	173,881	-	184,656
Mortgage-backed securities-multi-family	112,831	-	11,972	100,859	-	112,831
Corporate debt securities	24,500	107	954	23,653	412	24,088
Other securities	16	-	-	16	1	15
Total securities held-to-maturity	$833,449	$3,434	$67,454	$769,429	$467	$832,982

	At June 30, 2026
(In thousands)	Amortized cost (1)	Unrealized gains	Unrealized losses	Fair value	Allowance	Net carrying value
U.S. Treasury securities	$13,903	$-	$639	$13,264	$-	$13,903
State and political subdivisions	473,174	11,474	24,700	459,948	52	473,122
Mortgage-backed securities-residential	170,248	752	3,263	167,737	-	170,248
Mortgage-backed securities-multi-family	119,232	-	9,840	109,392	-	119,232
Corporate debt securities	27,500	168	873	26,795	477	27,023
Other securities	26	-	-	26	1	25
Total securities held-to-maturity	$804,083	$12,394	$39,315	$777,162	$530	$803,553

(1)	Amortized cost excludes accrued interest receivable of $6.3 million and $5.4 million at September 30, 2026 and June 30, 2026, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

U.S. Treasury and mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly and/or implicitly guaranteed by the U.S. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of zero credit losses. Therefore, the Company determined a zero credit loss assumption and did not calculate or record an allowance for credit loss for these securities. An allowance for credit losses on investment securities held-to-maturity has been recorded for certain municipal securities issued by state and political subdivisions and corporate debt securities to account for expected lifetime credit loss using the Current Expected Credited Losses (“CECL”) methodology.

The Company’s current policies generally limit securities investments to U.S. government and securities of government sponsored enterprises, federal funds sold, municipal bonds, corporate debt obligations, subordinated debt of banks and certain mutual funds. In addition, the Company’s policies permit investments in mortgage-backed securities, including securities issued and guaranteed by Fannie Mae, Freddie Mac, and Government National Mortgage Association (“GNMA”), and collateralized mortgage obligations issued by these entities. The Company’s investments in state and political subdivisions securities generally are municipal obligations that are general obligations supported by the taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are supported by state aid. Primarily, these investments are issued by municipalities within New York State.

The Company’s current securities investment strategy utilizes a risk management approach of diversified investing among three categories: short-, intermediate- and long-term. The emphasis of this approach is to increase overall securities investment yield while managing interest rate risk. The Company will only invest in high-quality securities, as determined by management’s analysis at the time of purchase. The Company generally does not engage in any balance sheet derivative or hedging investment transactions, such as balance sheet interest rate swaps or caps.

Index

The following table summarizes the activity in the allowance for credit losses on securities held-to-maturity:

	For the three months ended September 30,
(In thousands)	2026	2025
Balance at beginning of period	$530	$548
(Benefit) provision for credit losses	(63)	51
Balance at end of period	$467	$599

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026.

	Less than 12 Months			More than 12 Months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$-	$-	-	$818	$7	2	$818	$7	2
U.S. government sponsored enterprises	-	-	-	1,934	144	1	1,934	144	1
State and political subdivisions	15,421	27	6	-	-	-	15,421	27	6
Mortgage-backed securities-residential	27,246	1,693	18	27,049	3,712	19	54,295	5,405	37
Mortgage-backed securities-multi-family	7,919	2,204	4	59,618	12,733	24	67,537	14,937	28
Corporate debt securities	2,805	193	2	10,768	234	7	13,573	427	9
Total securities available-for-sale	53,391	4,117	30	100,187	16,830	53	153,578	20,947	83
Securities held-to-maturity:
U.S. Treasury securities	11,266	654	3	1,965	31	1	13,231	685	4
State and political subdivisions	113,874	8,384	941	183,627	34,673	1,218	297,501	43,057	2,159
Mortgage-backed securities-residential	101,923	4,141	49	70,101	6,645	34	172,024	10,786	83
Mortgage-backed securities-multi-family	27,110	2,724	9	73,749	9,248	30	100,859	11,972	39
Corporate debt securities	4,374	126	4	12,922	828	8	17,296	954	12
Total securities held-to-maturity	258,547	16,029	1,006	342,364	51,425	1,291	600,911	67,454	2,297
Total securities	$311,938	$20,146	1,036	$442,551	$68,255	1,344	$754,489	$88,401	2,380

The following table shows fair value and gross unrealized losses, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026.

	Less than 12 months			More than 12 months			Total
(In thousands, except number of securities)	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities
Securities available-for-sale:
U.S. Treasury securities	$2,996	$6	1	$815	$9	2	$3,811	$15	3
U.S. government sponsored enterprises	-	-	-	6,341	746	2	6,341	746	2
State and political subdivisions	22	0	1	-	-	-	22	0	1
Mortgage-backed securities-residential	20,168	538	10	29,045	2,607	19	49,213	3,145	29
Mortgage-backed securities-multi-family	8,300	1,842	4	65,065	10,954	25	73,365	12,796	29
Corporate debt securities	2,854	144	2	10,790	211	7	13,644	355	9
Total securities available-for-sale	34,340	2,530	18	112,056	14,527	55	146,396	17,057	73
Securities held-to-maturity:
U.S. Treasury securities	11,313	596	3	1,951	43	1	13,264	639	4
State and political subdivisions	34,212	3,732	249	200,240	20,968	1,238	234,452	24,700	1,487
Mortgage-backed securities-residential	12,807	262	11	75,637	3,001	34	88,444	3,263	45
Mortgage-backed securities-multi-family	27,690	2,276	9	81,702	7,564	32	109,392	9,840	41
Corporate debt securities	2,457	43	3	14,419	830	9	16,876	873	12
Total securities held-to-maturity	88,479	6,909	275	373,949	32,406	1,314	462,428	39,315	1,589
Total securities	$122,819	$9,439	293	$486,005	$46,933	1,369	$608,824	$56,372	1,662

Index

There were no transfers of securities available-for-sale to held-to-maturity during the three months ended September 30, 2026 and 2025.

During the three months ended September 30, 2026, a loss of $1.2 million was recognized from a sale of two securities available-for-sale with a total par value of $8.5 million. The proceeds were used to fund higher yielding investments. During the three months ended September 30, 2025, there were no sales of securities and no gains or losses were recognized.

The estimated fair values of debt securities at September 30, 2026, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)

Securities available-for-sale	Amortized cost	Fair value
Within one year	$261,254	$261,547
After one year through five years	6,730	6,591
After five years through ten years	1,500	1,244
After ten years	-	-
Total securities available-for-sale	269,484	269,382
Mortgage-backed securities	143,994	123,660
Total securities available-for-sale	413,478	393,042

Securities held-to-maturity
Within one year	55,163	54,563
After one year through five years	169,438	164,999
After five years through ten years	226,149	197,036
After ten years	85,212	78,091
Total securities held-to-maturity	535,962	494,689
Mortgage-backed securities	297,487	274,740
Total securities held-to-maturity	833,449	769,429
Total securities	$1,246,927	$1,162,471

As of September 30, 2026 and June 30, 2026, securities with an aggregate fair value of $1.1 billion were pledged as collateral for deposits in excess of FDIC insurance limits for various municipalities placing deposits with the Commercial Bank. As of September 30, 2026 and June 30, 2026, securities with an aggregate fair value of $15.8 million were pledged as collateral for potential borrowings at the Federal Reserve Bank discount window. The Company did not participate in any securities lending programs during the three months ended September 30, 2026 or 2025.

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

Index

(4)
Loans and Allowance for Credit Losses on Loans

Loan segments are summarized below as of the dates indicated:

(In thousands)	September 30, 2026	June 30, 2026
Residential real estate	$414,138	$415,702
Commercial real estate	1,165,038	1,146,786
Home equity	47,894	45,443
Consumer	3,722	3,887
Commercial	145,219	141,524
Total gross loans(1)(2)	1,776,011	1,753,342
Allowance for credit losses on loans	(21,442)	(21,859)
Loans receivable, net	$1,754,569	$1,731,483
(1)	Loan balances include net deferred (fees)/costs of ($371,000) and ($397,000) at September 30, 2026 and June 30, 2026, respectively.
(2)	Loan balances exclude accrued interest receivable of $8.2 million and $7.7 million at September 30, 2026 and June 30, 2026, respectively, which is included in accrued interest receivable in the consolidated statements of financial condition.

Non-accrual Loans

Management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. Loans on non-accrual status totaled $3.2 million at September 30, 2026, of which there were two residential real estate loans totaling $189,000 in the process of foreclosure. Included in non-accrual loans were $2.0 million of loans which were less than 90 days past due at September 30, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.9 million at June 30, 2026, of which there were four residential real estate loans totaling $745,000 in the process of foreclosure. Included in non-accrual loans were $1.7 million of loans which were less than 90 days past due at June 30, 2026, but have a recent history of delinquency greater than 90 days past due. The activity in nonperforming loans during the three months ended September 30, 2026 included $1.2 million in loan repayments, $163,000 in loans returning to performing status, $91,000 in charge-offs or transfers to foreclosure, and $720,000 of loans placed into nonperforming status.

The following table sets forth information regarding delinquent and/or non-accrual loans as of September 30, 2026:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$-	$1,602	$692	$2,294	$411,844	$414,138	$2,452
Commercial real estate	-	371	486	857	1,164,181	1,165,038	538
Home equity	5	-	29	34	47,860	47,894	234
Consumer	19	6	-	25	3,697	3,722	-
Commercial	-	-	-	-	145,219	145,219	-
Total gross loans	$24	$1,979	$1,207	$3,210	$1,772,801	$1,776,011	$3,224

The following table sets forth information regarding delinquent and/or non-accrual loans as of June 30, 2026:

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans on non- accrual
Residential real estate	$85	$1,598	$1,542	$3,225	$412,477	$415,702	$2,806
Commercial real estate	-	299	568	867	1,145,919	1,146,786	790
Home equity	86	-	29	115	45,328	45,443	238
Consumer	14	-	-	14	3,873	3,887	-
Commercial	-	-	102	102	141,422	141,524	102
Total gross loans	$185	$1,897	$2,241	$4,323	$1,749,019	$1,753,342	$3,936

The Company had no accruing loans delinquent 90 days or more at September 30, 2026 and June 30, 2026.

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

The following tables set forth the activity and allocation of the allowance for credit losses on loans by segment:

	Activity for the three months ended September 30, 2026
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2026	$4,637	$13,620	$378	$320	$2,904	$21,859
Charge-offs	-	-	-	(76)	(4)	(80)
Recoveries	-	1	-	25	6	32
(Benefit) provision	(445)	(16)	1	35	56	(369)
Balance at September 30, 2026	$4,192	$13,605	$379	$304	$2,962	$21,442

	Activity for the three months ended September 30, 2025
(In thousands)	Residential real estate	Commercial real estate	Home equity	Consumer	Commercial	Total
Balance at June 30, 2025	$4,613	$12,614	$260	$381	$2,278	$20,146
Charge-offs	-	-	-	(94)	-	(94)
Recoveries	-	1	-	33	-	34
Provision	87	855	51	39	174	1,206
Balance at September 30, 2025	$4,700	$13,470	$311	$359	$2,452	$21,292

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

Index

The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the three months ended September 30, 2026:

	At September 30, 2026
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2027	2026	2025	2024	2023	Prior
Residential real estate
By payment activity status:
Performing	$9,670	$40,140	$43,043	$49,823	$49,834	$219,011	$-	$165	$411,686
Non-performing	-	-	-	-	-	2,452	-	-	2,452
Total residential real estate	9,670	40,140	43,043	49,823	49,834	221,463	-	165	414,138
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate
By internally assigned grade:
Pass	37,203	145,591	224,660	108,701	163,175	454,900	2,186	294	1,136,710
Special mention	-	-	585	569	322	2,323	-	-	3,799
Substandard	-	-	-	2,447	3,876	18,206	-	-	24,529
Total commercial real estate	37,203	145,591	225,245	111,717	167,373	475,429	2,186	294	1,165,038
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	1,268	4,615	1,996	3,168	1,811	1,389	33,375	38	47,660
Non-performing	-	-	-	-	-	-	234	-	234
Total home equity	1,268	4,615	1,996	3,168	1,811	1,389	33,609	38	47,894
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	710	1,133	701	627	250	223	78	-	3,722
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	710	1,133	701	627	250	223	78	-	3,722
Current period gross charge-offs	66	-	10	-	-	-	-	-	76

Commercial
By internally assigned grade:
Pass	8,416	30,953	8,962	8,527	5,767	27,573	52,505	-	142,703
Special mention	-	-	-	-	-	115	-	-	115
Substandard	-	-	259	15	10	1,967	150	-	2,401
Total Commercial	$8,416	$30,953	$9,221	$8,542	$5,777	$29,655	$52,655	$-	$145,219
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$4	$-	$4

Index

The following tables present the amortized cost basis of the Company’s loans by class and vintage and includes gross charge-offs by loan class and vintage as of the twelve months ended June 30, 2026:

	At June 30, 2026
	Term loans amortized cost basis by origination year						Revolving loans amortized cost basis	Revolving loans converted to term	Total
(In thousands)	2026	2025	2024	2023	2022	Prior
Residential real estate
By payment activity status:
Performing	$38,599	$43,734	$51,900	$51,117	$76,934	$150,612	$-	$-	$412,896
Non-performing	-	-	-	-	765	2,041	-	-	2,806
Total residential real estate	38,599	43,734	51,900	51,117	77,699	152,653	-	-	415,702
Current period gross charge-offs	-	-	-	-	-	43	-	-	43

Commercial real estate
By internally assigned grade:
Pass	137,569	221,047	115,271	165,798	214,559	255,347	2,726	612	1,112,929
Special mention	-	592	1,047	325	749	1,587	-	-	4,300
Substandard	-	-	-	11,023	5,996	12,468	-	70	29,557
Total commercial real estate	137,569	221,639	116,318	177,146	221,304	269,402	2,726	682	1,146,786
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Home equity
By payment activity status:
Performing	4,792	2,109	3,468	1,884	179	836	31,435	502	45,205
Non-performing	-	-	-	-	-	-	238	-	238
Total home equity	4,792	2,109	3,468	1,884	179	836	31,673	502	45,443
Current period gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer
By payment activity status:
Performing	1,623	855	739	330	127	137	76	-	3,887
Non-performing	-	-	-	-	-	-	-	-	-
Total Consumer	1,623	855	739	330	127	137	76	-	3,887
Current period gross charge-offs	299	8	43	-	-	1	1	-	352

Commercial
By internally assigned grade:
Pass	30,977	9,606	8,897	6,194	3,248	21,678	54,646	169	135,415
Special mention	-	-	-	-	128	96	-	-	224
Substandard	-	-	-	8	5,177	526	150	24	5,885
Total Commercial	$30,977	$9,606	$8,897	$6,202	$8,553	$22,300	$54,796	$193	$141,524
Current period gross charge-offs	$-	$-	$-	$-	$-	$28	$59	$-	$87

The Company had no loans classified doubtful or loss at September 30, 2026 or June 30, 2026. Management continues to monitor classified loan relationships closely.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in accrued expenses and other liabilities, with adjustments as an expense in other noninterest expense. At September 30, 2026, the allowance for credit losses on unfunded commitments totaled $1.6 million as compared to $1.4 million at June 30, 2026.

Index

Individually Evaluated Loans

Loans individually evaluated had an amortized cost basis of $1.7 million and $1.6 million, with an allowance for credit losses on loans of $123,000 and $466,000 at September 30, 2026 and June 30, 2026, respectively. At September 30, 2026, the amortized cost basis of collateral dependent loans was $1.2 million for residential real estate loans, $299,000 for commercial real estate loans, and $167,000 for home equity loans. At June 30, 2026, the amortized cost basis of collateral dependent loans was $1.4 million for residential real estate loans and $170,000 for home equity loans. The allowance for credit loss for collateral dependent loans is individually assessed based on the fair value of the collateral less costs to sell at the reporting date.

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

The following table present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty by type of concession granted at the dates indicated:

There were no loans during the three months ended September 30, 2026 that were modified to borrowers experiencing financial difficulty.

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

There was one commercial real estate loan that had been modified in the form of a term extension with a borrower experiencing financial difficulty in the prior twelve months ended September 30, 2026, that had a payment default during the twelve months ended September 30, 2026.

There were no loans that had been modified with borrowers experiencing financial difficulty in the prior twelve months ended September 30, 2025, that had a payment default during the three months ended September 30, 2025.

The Company closely monitors the performance of loans that have been modified. The following table depicts the performance of loans that have been modified to borrowers experiencing financial difficulty that were modified in the prior twelve months at amortized cost basis:

	At September 30, 2026
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$3,828	$-	$-	$299	$4,127
Total	$3,828	$-	$-	$299	$4,127

	At September 30, 2025
(In thousands)	Current	30-59 days past due	60-89 days past due	90 days or more past due	Total
Commercial real estate	$2,872	$-	$-	$-	$2,872
Total	$2,872	$-	$-	$-	$2,872

Index

Foreclosed real estate

Foreclosed real estate (“FRE”) consists of properties acquired through mortgage loan foreclosure proceedings, deed in lieu of foreclosure or in full or partial satisfaction of loans. The following table sets forth information regarding FRE at:

(In thousands)	September 30, 2026	June 30, 2026
Residential real estate	$135	$-
Total foreclosed real estate	$135	$-

(5)
Fair Value Measurements and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2026 and June 30, 2026 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end.

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

Index

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$818	$-	$818	$-
U.S. government sponsored enterprises	1,934	-	1,934	-
State and political subdivisions	251,070	-	251,070	-
Mortgage-backed securities-residential	56,123	-	56,123	-
Mortgage-backed securities-multi-family	67,537	-	67,537	-
Corporate debt securities	15,560	-	15,560	-
Securities available-for-sale	393,042	-	393,042	-
Equity securities	402	402	-	-
Interest rate swaps	6,246	-	6,246	-
Total	$399,690	$402	$399,288	$-

Liabilities:
Interest rate swaps	$6,246	$-	$6,246	$-
Total	$6,246	$-	$6,246	$-

		Fair Value Measurements Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$3,811	$-	$3,811	$-
U.S. government sponsored enterprises	6,341	-	6,341	-
State and political subdivisions	217,640	-	217,640	-
Mortgage-backed securities-residential	57,004	-	57,004	-
Mortgage-backed securities-multi-family	73,365	-	73,365	-
Corporate debt securities	15,649	-	15,649	-
Securities available-for-sale	373,810	-	373,810	-
Equity securities	388	388	-	-
Interest rate swaps	2,106	-	2,106	-
Total	$376,304	$388	$375,916	$-

Liabilities:
Interest rate swaps	$2,106	$-	$2,106	$-
Total	$2,106	$-	$2,106	$-

Certain investments that are actively traded and have quoted market prices have been classified as Level 1 valuations. Other investment securities available-for-sale have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable, and therefore, such valuations have been classified as Level 2.

In addition to disclosures of the fair value of assets on a recurring basis, FASB ASC Topic 820 on “Fair Value Measurement” requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as loans individually evaluated for expected credit losses in the period in which a re-measurement at fair value is performed. The Company uses the fair value of underlying collateral, less costs to sell, to estimate the allowance for credit losses for individually evaluated loans. Management may modify the appraised values, for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 21.3% to 63.7%. Such modifications to the appraised values could result in lower valuations of such collateral. Based on the valuation techniques used, the fair value measurements for loans evaluated individually are classified as Level 3.

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

		September 30, 2026		June 30, 2026
(In thousands)	Fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Loans evaluated individually	3	$1,683	$1,560	$1,617	$1,151
Foreclosed real estate	3	$135	$135	$-	$-

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

Index

The carrying amounts and estimated fair value of financial instruments are as follows:

	September 30, 2026		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$134,999	$134,999	$134,999	$-	$-
Long-term certificate of deposit	1,225	1,222	-	1,222	-
Securities available-for-sale	393,042	393,042	-	393,042	-
Securities held-to-maturity	832,982	769,429	-	769,429	-
Equity securities	402	402	402	-	-
Federal Home Loan Bank stock	4,322	4,322	-	4,322	-
Net loans receivable	1,754,569	1,673,509	-	-	1,673,509
Accrued interest receivable	18,609	18,609	-	18,609	-
Interest rate swap asset	6,246	6,246	-	6,246	-

Deposits	2,847,842	2,846,603	-	2,846,603	-
Borrowings	46,166	46,155	-	46,155	-
Subordinated notes payable, net	20,000	19,932	-	19,932	-
Accrued interest payable	958	958	-	958	-
Interest rate swap liability	6,246	6,246	-	6,246	-

	June 30, 2026		Fair value measurements using
(In thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$144,905	$144,905	$144,905	$-	$-
Long-term certificate of deposit	1,225	1,223	-	1,223	-
Securities available-for-sale	373,810	373,810	-	373,810	-
Securities held-to-maturity	803,553	777,162	-	777,162	-
Equity securities	388	388	388	-	-
Federal Home Loan Bank stock	7,777	7,777	-	7,777	-
Net loans receivable	1,731,483	1,674,947	-	-	1,674,947
Accrued interest receivable	17,184	17,184	-	17,184	-
Interest rate swap asset	2,106	2,106	-	2,106	-

Deposits	2,713,399	2,712,319	-	2,712,319	-
Borrowings	125,166	125,356	-	125,356	-
Subordinated notes payable, net	29,979	29,399	-	29,399	-
Accrued interest payable	1,255	1,255	-	1,255	-
Interest rate swap liability	2,106	2,106	-	2,106	-

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

Index

The following tables present the notional amount and fair values of interest rate derivative positions:

	At September 30, 2026
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Prepaid expenses and other assets	$162,658	$6,246	Accrued expenses and other liabilities	$162,658	$6,246
Less cash collateral	Prepaid expenses and other assets		(5,620)	Accrued expenses and other liabilities		-
Total after netting			$626			$6,246

	At June 30, 2026
	Asset derivatives			Liability derivatives
(In thousands)	Statement of financial condition location	Notional amount	Fair value	Statement of financial condition location	Notional amount	Fair value
Interest rate derivatives	Prepaid expenses and other assets	$158,007	$2,106	Accrued expenses and other liabilities	$158,007	$2,106
Less cash collateral	Prepaid expenses and other assets		-	Accrued expenses and other liabilities		(1,790)
Total after netting			$2,106			$316

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

RPAs in which the Company acts as the lead bank are referred to as “participations-out,” in reference to the credit risk associated with the customer derivatives being transferred out of the Company. Participations-out generally occur concurrently with the sale of new customer derivatives. The RPAs participations-out are spread out over three financial institution counterparties and terms range between two to eight years. The Company’s credit exposure transferred out was $868,000 and $39,000 as of September 30, 2026 and June 30, 2026, respectively. The Company transferred out RPAs with a notional amount of $22.3 million for both September 30, 2026 and June 30, 2026, respectively.

RPAs where the Company acts as the participating bank are referred to as “participations-in,” in reference to the credit risk associated with the counterparty’s derivatives being assumed by the Company. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer. The RPAs participations-ins are spread out over five financial institution counterparties and terms range between one to ten years. The credit exposure associated with risk participations-ins was $9.9 million and $231,000 as of September 30, 2026 and June 30, 2026, respectively. The Company held RPAs with a notional amount of $143.8 million and $152.4 million as of September 30, 2026 and June 30, 2026, respectively.

Index

(7)
Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to reflect the effect of potentially dilutive common shares, such as stock options, using the treasury stock method, assuming such shares vested during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations. There were no dilutive or anti-dilutive securities or contracts outstanding during the three months ended September 30, 2026 and 2025.

	For the three months ended September 30,
	2026	2025

Net Income	$12,502,000	$8,870,000
Weighted average shares - basic	17,025,485	17,026,828
Weighted average shares - diluted	17,025,485	17,026,828

Earnings per share - basic	$0.73	$0.52
Earnings per share - diluted	$0.73	$0.52

(8)
Dividends

On July 22, 2026, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.11 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.44 per share, which represents a 10.0% increase from the previous annual cash dividend of $0.40 per share. The dividend was payable to stockholders of record as of August 14, 2026, and was paid on August 31, 2026. Greene County Bancorp, MHC waived its right to receive this dividend.

(9)
Employee Benefit Plans

SERP

The Board of Directors of Bank of Greene adopted The Bank of Greene County Supplemental Executive Retirement Plan (the “SERP”), effective as of July 1, 2010. The SERP benefits certain key senior executives of the Bank who have been selected by the Board to participate. The SERP is intended to provide a benefit from the Bank upon vested retirement, death or disability, or voluntary or involuntary termination of service (other than “for cause”). The SERP is more fully described in Note 9, Employee Benefits Plans of the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

The net periodic pension costs related to the SERP was $596,000 and $549,000 for the three months ended September 30, 2026 and 2025, respectively, consisting primarily of service and interest costs, included within salaries and employee benefits expense on the consolidated statements of income. The total liability for the SERP was $21.1 million at September 30, 2026, and $20.3 million at June 30, 2026, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. The total liability for the SERP includes both accumulated net periodic pension costs and participant contributions.

(10)
Stock-Based Compensation

Phantom Stock Option Plan and Long-term Incentive Plan

The Greene County Bancorp, Inc. 2011 Phantom Stock Option and Long-term Incentive Plan (the “Plan”) was adopted effective July 1, 2011, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success, and to further align their interests with those of the Company’s shareholders. The Plan is intended to provide benefits to employees and directors of the Company or any subsidiary as designated by the Compensation Committee of the Board of Directors of the Company. A phantom stock option represents the right to receive a cash payment on the date the award vests. The Plan is more fully described in Note 10, Stock-Based Compensation of the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Index

A summary of the Company’s phantom stock option activity and related information for the Plan for the three months ended September 30, 2026 and 2025 were as follows:

	2026	2025
Number of options outstanding, beginning of period	1,794,795	1,871,590
Options granted	666,095	634,405
Options forfeited	(16,000)	-
Options paid in cash upon vesting	-	(24,000)
Number of options outstanding, end of period	2,444,890	2,481,995

(In thousands)	2026	2025
Cash paid out on options vested	$-	$76
Compensation expense recognized	$894	$608

The total liability for the long-term incentive plan was $5.8 million and $4.9 million at September 30, 2026 and June 30, 2026, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

(11)
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are presented as follows:

Activity for the three months ended September 30, 2026 and 2025

(In thousands)	Unrealized losses on securities available-for-sale	Pension benefits	Total
Balance – June 30, 2026	$(11,483)	$-	$(11,483)
Other comprehensive loss before reclassification	(4,364)	-	(4,364)
Reclassification adjustment for loss on sale of securities available-for-sale realized in net income, gross	1,192	-	1,192
Tax expense effect recognized in provision for income taxes	319	-	319
Net of tax	873	-	873
Other comprehensive loss for the three months ended September 30, 2026	(3,491)	-	(3,491)
Balance – September 30, 2026	$(14,974)	$-	$(14,974)

Balance – June 30, 2025	$(13,119)	$(417)	$(13,536)
Other comprehensive income before reclassification	1,250	-	1,250
Other comprehensive income for the three months ended September 30, 2025	1,250	-	1,250
Balance – September 30, 2025	$(11,869)	$(417)	$(12,286)

(12)
Operating leases

The Company leases certain branch properties under long-term operating lease agreements. The Company’s operating lease agreements contain non-lease components, which are generally accounted for separately. The Company’s lease agreements do not contain any residual value guarantees.

Index

The following includes quantitative data related to the Company’s operating leases at September 30, 2026 and June 30, 2026, and for the three months ended September 30, 2026 and 2025:

(In thousands)
Operating lease amounts:	September 30, 2026	June 30, 2026
Right-of-use assets	$2,076	$2,198
Lease liabilities	$2,160	$2,284

	For the three months ended September 30,
(In thousands)	2026	2025
Other information:
Operating outgoing cash flows from operating leases	$146	$128

Lease costs:
Operating lease cost	$132	$140
Variable lease cost	$12	$11

The following is a schedule by year of the undiscounted cash flows of the operating lease liabilities, excluding common area maintenance charges and real estate taxes as of September 30, 2026:

(In thousands, except weighted-average information)
Within the twelve months ended September 30,
2027	$438
2028	563
2029	415
2030	382
2031	262
Thereafter	346
Total undiscounted cash flow	2,406
Less net present value adjustment	(246)
Lease liability	$2,160

Weighted-average remaining lease term (years)	5.17
Weighted-average discount rate	3.91%

Right-of-use assets are included in prepaid expenses and other assets, and lease liabilities are included in accrued expenses and other liabilities within the Company’s consolidated statements of financial condition.

(13)
Commitments and Contingent Liabilities

Credit-Related Financial Instruments

In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and lines of credit, which involve to varying degrees elements of credit risk, which are not reflected in the accompanying consolidated financial statements.

The Company’s unfunded loan commitments and unused lines of credit are as follows at September 30, 2026 and June 30, 2026:

(In thousands)	September 30, 2026	June 30, 2026
Unfunded loan commitments	$142,234	$137,063
Unused lines of credit	143,360	133,004
Standby letters of credit	1,059	794
Total credit-related financial instruments with off-balance sheet risk	$286,653	$270,861

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

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, required upon an extension of credit is based on management’s evaluation of customer credit. Commitments to extend mortgage credit are primarily collateralized by first liens on real estate. Collateral on extensions of commercial lines of credit vary but may include accounts receivable, inventory, property plant and equipment, and income producing commercial property.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in accrued expenses and other liabilities and is adjusted through a provision expense in other noninterest expense. At September 30, 2026, the allowance for credit losses on unfunded commitments totaled $1.6 million as compared to $1.4 million at June 30, 2026.

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

The following table summarizes the Company’s solar tax credit investments and related unfunded commitments:

(In thousands)	September 30, 2026	June 30, 2026
Gross investment in solar tax credit investments	$9,263	$8,866
Accumulated amortization	(8,051)	(7,142)
Net investment in solar tax credit investments	$1,212	$1,724

Unfunded commitments for solar tax credit investments	$3,078	$3,579

The aggregate carrying value of the Company’s solar tax credit investments is included in prepaid expenses and other assets within the Company’s consolidated statements of financial condition and represents the Company’s maximum exposure to loss.

(15)
Subsequent events

On October 21, 2026, the Board of Directors announced a cash dividend for the quarter ended September 30, 2026, of $0.11 per share on the Company’s common stock. The dividend reflects an annual cash dividend rate of $0.44 per share, which was the same rate as the dividend declared during the previous quarter. The dividend will be payable to stockholders of record as of November 13, 2026, and is expected to be paid on November 27, 2026. Greene County Bancorp, MHC intends to waive its receipt of this dividend.

At the Company’s Annual Meeting on November 7, 2026, shareholders will consider a proposal to amend the Company’s charter to change its legal name from Greene County Bancorp, Inc. to Greene Bancorp, Inc. If approved, the name change is expected to become effective following certification of the shareholder vote on November 9, 2026. The Company’s Nasdaq trading symbol, “GCBC,” and CUSIP number are not expected to change.

Management has reviewed events from the date of the unaudited consolidated financial statements, and accompanying notes thereto, through the date of issuance, and determined that other than the matters described above, there were no additional subsequent events requiring adjustment to or disclosure in these unaudited consolidated financial statements.

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

Critical Accounting Policies

Critical accounting estimates, as those estimates made in accordance with GAAP, involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the financial condition or results of operations. The more significant of these policies are summarized in Note 1, Summary of significant accounting policies to the consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Not all significant accounting policies require management to make difficult, subjective or complex judgments. The allowance for credit losses on loans and unfunded commitments policies noted below are deemed the Company’s critical accounting estimate.

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

The Company’s policies on the CECL method for allowance for credit losses are disclosed in Note 1, Summary of significant accounting policies with the audited consolidated financial statements and notes presented in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Comparison of Financial Condition at September 30, 2026 and June 30, 2026

ASSETS

Total assets of the Company were $3.2 billion at September 30, 2026 and June 30, 2026. Securities available-for-sale and held-to-maturity increased $48.6 million, or 4.1%, to $1.23 billion at September 30, 2026 as compared to $1.18 billion at June 30, 2026. Net loans receivable increased $23.1 million, or 1.3%, to $1.8 billion at September 30, 2026 as compared to $1.7 billion at June 30, 2026.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents for the Company were $135.0 million at September 30, 2026 and $144.9 million at June 30, 2026, a decrease of $9.9 million, or 6.8%. The level of cash and cash equivalents is a function of the daily account clearing needs and deposit levels as well as activities associated with securities transactions and loan funding. All of these items can cause cash levels to fluctuate significantly on a daily basis. The Company has continued to maintain strong capital and liquidity positions as of September 30, 2026 and June 30, 2026.

SECURITIES

Securities available-for-sale and held-to-maturity increased $48.6 million, or 4.1%, to $1.23 billion at September 30, 2026 as compared to $1.18 billion at June 30, 2026. Securities purchased totaled $148.1 million during the three months ended September 30, 2026, primarily consisting of $125.2 million of state and political subdivision securities, $13.9 million of mortgage-backed securities, and $9.0 million of collateralized mortgage obligations. Principal pay-downs and maturities during the three months ended September 30, 2026, amounted to $87.0 million, primarily consisting of $66.8 million of state and political subdivision securities, $13.0 million of mortgage-backed securities, $3.0 million in U.S. Treasuries, $3.0 million in corporate debt securities, and $1.2 million of collateralized mortgage obligations. At September 30, 2026, 61.1% of our securities portfolio consisted of state and political subdivision securities to take advantage of tax savings and to promote the Company’s participation in the communities in which it operates. Mortgage-backed securities, which represent 34.4% of our securities portfolio at September 30, 2026, do not contain sub-prime loans and are not exposed to the credit risk associated with such lending.

Index

The following table summarizes the securities portfolio by classification as a percentage of the portfolio. The values are reported at the balance sheet carrying value, as of September 30, 2026 and June 30, 2026. Refer to the financial statements Note 3, Securities for the complete fair value of securities.

	September 30, 2026		June 30, 2026
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Securities available-for-sale:
U.S. Treasury securities	$818	0.1%	$3,811	0.3%
U.S. government sponsored enterprises	1,934	0.1	6,341	0.5
State and political subdivisions	251,070	20.5	217,640	18.5
Mortgage-backed securities-residential	56,123	4.6	57,004	4.9
Mortgage-backed securities-multifamily	67,537	5.5	73,365	6.2
Corporate debt securities	15,560	1.2	15,649	1.3
Total securities available-for-sale	393,042	32.0	373,810	31.7
Securities held-to-maturity:
U.S. Treasury securities	13,916	1.1	13,903	1.2
State and political subdivisions	497,476	40.6	473,122	40.2
Mortgage-backed securities-residential	184,656	15.1	170,248	14.5
Mortgage-backed securities-multifamily	112,831	9.2	119,232	10.1
Corporate debt securities	24,088	2.0	27,023	2.3
Other securities	15	0.0	25	0.0
Total securities held-to-maturity	832,982	68.0	803,553	68.3
Total securities (at carrying value)	$1,226,024	100.0%	$1,177,363	100.0%

There was no allowance for credit losses on securities available-for-sale as of either period presented as the securities in the portfolio are investment grade, current as to principal and interest and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.

Securities held-to-maturity are evaluated for credit losses on a quarterly basis under the CECL methodology. The allowance for credit losses on securities held-to-maturity was $467,000 and $530,000 at September 30, 2026 and June 30, 2026, respectively.

LOANS

Net loans receivable increased $23.1 million, or 1.3%, to $1.8 billion at September 30, 2026 as compared to $1.7 billion at June 30, 2026. Loan growth experienced during the three months ended September 30, 2026, consisted primarily of $18.3 million in commercial real estate loans, $3.7 million in commercial loans, and $2.5 million in home equity loans. The allowance for credit losses on loans decreased $417,000, or 1.9%, to $21.4 million at September 30, 2026 as compared to $21.9 million at June 30, 2026. The decrease in the allowance for credit losses was primarily attributable to the release of the allowance for credit losses associated with an individually evaluated loan that was repaid in full during the quarter, as well as improvements in the economic forecasts used in the CECL model. The Company continues to experience loan growth as a result of the continued growth in its customer base and its relationships with other financial institutions in originating loan participations. The Company continues to use conservative underwriting in its loan originations and does not engage in sub-prime lending or other exotic loan products. Updated appraisals may be obtained on loans when there is a reason to believe that there has been a change in the borrower’s ability to repay the loan principal and interest, generally when a loan is in a delinquent status, or an event that would indicate a significant decline in the collateral value. Additionally, if an existing loan is to be modified or refinanced, generally, an appraisal is ordered to ensure collateral adequacy.

Index

The following tables present the composition of the Company’s loan portfolio at amortized cost in dollar amounts and percentages as of the dates indicated.

	September 30, 2026		June 30, 2026
(Dollars in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Residential real estate	$414,138	23.3%	$415,702	23.7%
Commercial real estate	1,165,038	65.6	1,146,786	65.4
Home equity	47,894	2.7	45,443	2.6
Consumer	3,722	0.2	3,887	0.2
Commercial	145,219	8.2	141,524	8.1
Total gross loans(1)(2)	1,776,011	100.0%	1,753,342	100.0%
Allowance for credit losses on loans	(21,442)		(21,859)
Total net loans	$1,754,569		$1,731,483

(1)	Loan balances include net deferred (fees)/costs of ($371,000) and ($397,000) at September 30, 2026 and at June 30, 2026, respectively.
(2)	Loan balances exclude accrued interest receivable of $8.2 million and $7.7 million at September 30, 2026 and at June 30, 2026, respectively, which is included in accrued interest receivable in the consolidated statement of financial condition.

Commercial and commercial real estate loans classified as substandard and special mention totaled $30.8 million at September 30, 2026, and $40.0 million at June 30, 2026, a decrease of $9.2 million. The decrease in the commercial and commercial real estate loans classified during the period ended September 30, 2026 was primarily due to upgrades of commercial real estate and commercial loans that were considered to be performing and paying in accordance with the terms of their loan agreements, and commercial real estate and commercial loans that were paid off during the period. Of the loans classified as substandard or special mention, $29.9 million were performing at September 30, 2026. There were no loans classified as doubtful or loss at September 30, 2026 or June 30, 2026.

The following table presents commercial real estate loans by concentrations:

	At September 30, 2026
(Dollars in thousands)	Balance	Percentage of total
Owner occupied:
Warehouse	$45,978	3.9%
Mixed use real estate	24,587	2.1
Office building	21,704	1.9
Retail	17,493	1.5
Firehouse	10,284	0.9
Other	46,404	4.0
Total owner occupied	166,450	14.3

Non-owner occupied:
Multi-family	298,487	25.6
Retail plaza	133,252	11.4
Mixed use real estate	108,570	9.3
Construction	94,722	8.1
Motel/hotel	83,514	7.2
Warehouse	56,411	4.8
Office building	54,661	4.7
Other	168,971	14.6
Total non-owner occupied	998,588	85.7
Total commercial real estate	$1,165,038	100.0%

Index

Commercial real estate loans are the largest segment of the Company’s loan portfolio and are comprised of 85.7% in non-owner occupied loans and 14.3% in owner occupied loans. These loans are generally secured by commercial, residential investment or industrial property types. The Company’s commercial real estate loan portfolio generally consists of standalone loans supported by both sufficient cash flows and collateral. On a portfolio basis, the Company’s non-owner occupied commercial real estate loans have a weighted average loan-to-value (“LTV”) of approximately 57.5%, and the Company’s owner occupied commercial real estate loans have a weighted average LTV of approximately 49.0%, as of September 30, 2026. The Company’s commercial real estate loans are primarily made within our market area in Greene, Columbia, Albany, Ulster, Rensselaer, and Saratoga Counties of New York State. The Company actively monitors the economic and credit trends for borrower industries and manages our commercial real estate portfolio concentrations to mitigate its credit risk exposure.

As of September 30, 2026, the Company’s largest commercial real estate concentration was non-owner occupied multi-family loans at $298.5 million, or 25.6% of total commercial real estate loans. Non-owner occupied multi-family loans provide much needed housing for the residents located in our market area and have historically performed well with strong credit metrics. As of September 30, 2026, the weighted average LTV was approximately 58.0% for the non-owner occupied multi-family loan segment.

As of September 30, 2026, non-owner occupied construction loans were $94.7 million, or 8.1% of total commercial real estate loans. Construction loans are typically 12 to 24 months in duration with active monitoring, which may include pre-engineering review and third-party site inspections for more complex projects. High volatility commercial real estate loan exposure totaled $1.5 million of the Company’s construction exposure. Construction loans are primarily comprised of approximately 38.9% multi-family buildings, 30.3% mixed use real estate, 18.8% condominiums and 10.0% self-storage.

The Company’s outstanding balance of non-owner occupied commercial real estate office loans were $54.7 million, or 4.7% of total commercial real estate loans as of September 30, 2026. The office loans are primarily low-rise, non-metropolitan buildings, located within our geographic footprint. As of September 30, 2026, the weighted average LTV was approximately 53.6% for the non-owner occupied office loan segment.

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

Additional information about the ACL on loans is included in Note 4, Loans and Allowance for Credit Losses on Loans, of the Company’s 2026 Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Management considers the ACL to be appropriate based on evaluation and analysis of the loan portfolio.

The ACL on loans totaled $21.4 million at September 30, 2026, as compared to $21.9 million at June 30, 2026. The ACL on loans to total loans receivable was 1.21% at September 30, 2026 as compared to 1.25% at June 30, 2026. The decrease in the allowance for credit losses was primarily attributable to the release of the allowance for credit losses associated with an individually evaluated loan that was repaid in full during the quarter, as well as improvements in the economic forecasts used in the CECL model.

Index

Net charge-offs on loans amounted to $48,000 and $60,000 for the three months ended September 30, 2026 and 2025, respectively, a decrease of $12,000. There were no material charge-offs in any loan segment during the three months ended September 30, 2026 and 2025, respectively.

At September 30, 2026, the allowance for credit losses on unfunded commitments totaled $1.6 million as compared to $1.4 million at June 30, 2026, an increase of $130,000, or 9.1%. The increase in the provision for the three months ended September 30, 2026, was primarily due to an increase in the Company’s contractual obligation to extend credit.

Non-accrual Loans and Non-performing Assets

Non-performing assets consist of non-accrual loans, loans over 90 days past due, and other real estate owned that has been acquired in partial or full satisfaction of the loan obligation or upon foreclosure, and non-performing securities.

Generally, management places loans on non-accrual status once the loans have become 90 days or more delinquent. A non-accrual loan is defined as a loan in which collectability is questionable and therefore interest on the loan will no longer be recognized on an accrual basis. A loan is not placed back on accrual status until the borrower has demonstrated the ability and willingness to make timely payments on the loan. A loan does not have to be 90 days delinquent in order to be classified as non-performing and may be placed on non-accrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. The threshold for evaluating classified and non-performing loans specifically evaluated for individual credit loss is $250,000. Foreclosed real estate represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. The Company monitors loan modifications made to borrowers experiencing financial difficulty. As of September 30, 2026, there were three loans being monitored that had been modified in the last 12 months, with a total amortized basis of $4.1 million. As of September 30, 2025, there were three loans being monitored that had been modified in the last 12 months, with a total amortized basis of $2.9 million.

Analysis of Non-accrual Loans and Non-performing Assets

(Dollars in thousands)	September 30, 2026	June 30, 2026
Non-accrual loans:
Residential real estate	$2,452	$2,806
Commercial real estate	538	790
Home equity	234	238
Commercial	-	102
Total non-accrual loans	$3,224	$3,936
Foreclosed real estate:
Residential real estate	135	-
Total foreclosed real estate	135	-
Total non-performing assets	$3,359	$3,936

Non-accrual loans to total loans	0.18%	0.23%
Non-performing loans to total loans	0.18%	0.23%
Non-performing assets to total assets	0.10%	0.12%
Allowance for credit losses on loans to non-performing loans	665.07%	555.36%
Allowance for credit losses on loans to non-accrual loans	665.07%	555.36%

At September 30, 2026 and June 30, 2026, there were no loans delinquent greater than 90 days and accruing.

Non-performing assets amounted to $3.4 million and $3.9 million at September 30, 2026 and June 30, 2026, respectively. Loans on non-accrual status totaled $3.2 million at September 30, 2026, of which there were two residential real estate loans totaling $189,000 in the process of foreclosure. Included in non-accrual loans were $2.0 million of loans which were less than 90 days past due at September 30, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments. Loans on non-accrual status totaled $3.9 million at June 30, 2026, of which there were four residential real estate loans totaling $745,000 in the process of foreclosure. Included in non-accrual loans were $1.7 million of loans which were less than 90 days past due at June 30, 2026, but have a recent history of delinquency greater than 90 days past due. These loans will be returned to accrual status once they have demonstrated a history of timely payments.

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

Deposits totaled $2.8 billion at September 30, 2026 as compared to $2.7 billion at June 30, 2026, an increase of $134.4 million, or 5.0%. The Company had $41.6 million and $52.4 million of brokered deposits at September 30, 2026 and June 30, 2026, respectively. NOW deposits increased $111.3 million, or 5.6%, certificates of deposits increased $19.1 million, or 7.7%, and noninterest bearing deposits increased $13.9 million, or 9.9%, when comparing September 30, 2026 and June 30, 2026. Savings deposits decreased $5.5 million, or 2.3%, and money market deposits decreased $4.4 million, or 4.4%, when comparing September 30, 2026 and June 30, 2026.

The following table summarizes deposits by major categories:

(Dollars in thousands)	September 30, 2026	Percentage of portfolio	June 30, 2026	Percentage of portfolio
Noninterest-bearing deposits	$154,167	5.4%	$140,229	5.2%
Certificates of deposits	267,810	9.4	248,723	9.2
Savings deposits	237,300	8.3	242,782	8.9
Money market deposits	94,841	3.3	99,210	3.7
NOW deposits	2,093,724	73.6	1,982,455	73.0
Total deposits	$2,847,842	100.0%	$2,713,399	100.0%

The following table summarizes deposits by depositor type:

(Dollars in thousands)	September 30, 2026	Percentage of portfolio	June 30, 2026	Percentage of portfolio
Business deposits	$578,360	20.3%	$573,883	21.1%
Retail deposits	903,700	31.7	894,138	33.0
Municipal deposits	1,324,217	46.5	1,192,996	44.0
Brokered deposits	41,565	1.5	52,382	1.9
Total deposits	$2,847,842	100.0%	$2,713,399	100.0%

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

Index

Uninsured deposits represents the portion of deposit accounts that exceed the FDIC insurance limit. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes affiliate deposits and collateralized deposits.

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

(Dollars in thousands)	September 30, 2026	June 30, 2026
Estimated amount of uninsured for Bank of Greene	$406,406	$400,557
Estimated amount of uninsured for Greene County Commercial Bank (1)	1,156,581	1,059,135
Uninsured deposits, per regulatory requirements	$1,562,987	$1,459,692

(1)
All of Greene County Commercial Bank deposits in excess of FDIC insurance limits are fully collateralized.

The following table estimates uninsured deposits after certain exclusions:

(Dollars in thousands)	September 30, 2026	June 30, 2026
Uninsured deposits, per regulatory requirements	$1,562,987	$1,459,692
Less: Affiliate deposits	(41,671)	(52,445)
Collateralized deposits	(1,156,581)	(1,059,135)
Uninsured deposits, after exclusions	$364,735	$348,112

Immediately available liquidity(1)	$393,798	$416,228
Uninsured deposits coverage	108.0%	119.6%

(1)	Reflects $135.0 million and $144.9 million of cash and cash equivalents, $243.0 million and $255.4 million of remaining borrowing capacity from the Federal Home Loan Bank, and $15.8 million and $15.9 million of remaining borrowing capacity from the Federal Reserve Bank, as of September 30, 2026 and June 30, 2026, respectively.

Uninsured deposits after exclusions represents 12.8% of total deposits as of September 30, 2026 and June 30, 2026, respectively. The Company believes that this presentation provides a more accurate view of deposits at risk, given that affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit. The Company continually monitors the level and composition of uninsured deposits.

BORROWINGS

At September 30, 2026, the Bank had pledged approximately $712.0 million of its residential and commercial mortgage portfolios as collateral for borrowings and irrevocable municipal letters of credit at the Federal Home Loan Bank of New York (“FHLB”). The maximum amount of funding available from the FHLB was $439.2 million at September 30, 2026, of which there were $40.0 million of overnight borrowings, $6.2 million long-term fixed rate borrowings and $150.0 million irrevocable municipal letters of credit outstanding. At June 30, 2026, the Bank had $119.0 million in overnight borrowings, $6.2 million of long-term fixed rate borrowings and $70.0 million in irrevocable municipal letters of credit at the FHLB. Interest rates on overnight borrowings are determined at the time of borrowing. The irrevocable municipal letters of credit with the FHLB have been issued to secure municipal transactional deposit accounts, on behalf of Greene County Commercial Bank.

The FHLB term borrowings include long-term fixed rate borrowings from the “FHLB 0.0% Development (ZDA) Advance Program.” The Company receives a corresponding credit related to the FHLB term fixed rate borrowings, which effectively reduces the interest rate paid to zero percent. At September 30, 2026 and June 30, 2026, the Bank had a FHLB long-term fixed rate borrowing of $2.2 million at a stated rate of 3.8%, maturing October 2027, a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2028, and a FHLB long-term fixed rate borrowing of $2.0 million at a stated rate of 4.2%, maturing June 2029.

The Bank pledges securities and certificates of deposits as collateral at the Federal Reserve Bank discount window for overnight borrowings. At September 30, 2026 and June 30, 2026, approximately $15.8 million and $15.9 million, respectively, of collateral was available to be pledged against potential borrowings at the Federal Reserve Bank discount window. There were zero overnight borrowings outstanding with the Federal Reserve Bank at September 30, 2026 and June 30, 2026.

The Bank has established unsecured lines of credit with Atlantic Community Bankers Bank for $15.0 million and three other financial institutions for $90.0 million. The lines of credit provide for overnight borrowing and the interest rate is determined at the time of the borrowing. There were zero borrowings outstanding with these lines of credit for the Bank at September 30, 2026 and June 30, 2026.

Index

On September 15, 2021, the Company entered into Subordinated Note Purchase Agreements (SNPAs) with 18 qualified institutional investors, issued at 3.00% Fixed-to-Floating Rate due September 15, 2031, in the aggregate principal amount of $30.0 million, carried net of issuance costs of $499,000 amortized over a period of 60 months. These notes were callable on September 15, 2026. As previously announced, on September 15, 2026, the Company redeemed $10.0 million of the aggregate principal amount. Following the redemption, $20.0 million in aggregate principal remained outstanding. The Company funded the redemption with cash on hand. At September 30, 2026, there were $20.0 million of these SNPAs outstanding, net of issuance costs.

The sales of the SNPAs were made in a private placement to accredited investors under the exemption from registration provided under Securities and Exchange Commission Rule 506. The Notes are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For regulatory purposes, the Company allocated the SNPAs to Bank of Greene to qualify as Tier 1 capital subject to a 25% of capital limitation under risk-based capital guidelines. The portion that exceeds 25% of capital limitation qualifies as Tier 2 capital.

At September 30, 2026, there were no other long-term borrowings and therefore, no scheduled maturities of long-term borrowings.

EQUITY

Shareholders’ equity increased to $286.0 million at September 30, 2026 as compared to $277.8 million at June 30, 2026, resulting primarily from net income of $12.5 million, partially offset by an increase in accumulated other comprehensive loss of $3.5 million and dividends declared and paid of $859,000.

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

The Federal Reserve reduced interest rates by 75 basis points in the third and fourth quarters of 2025 and then held rates steady in 2026 until September, when it raised interest rates by 25 basis points. Raising rates can slow the growth of the economy and may slow down inflation. Increases in long-term interest rates generally decreases the fair value of the fixed income bond portfolio and increase the unrealized loss position. The Company has continued to purchase investment securities in the higher interest rate environment to improve the overall yield of the portfolio.

Under the Company’s stock repurchase program, the Company may repurchase up to 400,000 shares of its common stock, at management’s discretion, at prices management considers to be attractive, and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Under the Company’s current program, there were no repurchases during the three months ended September 30, 2026. As of the quarter ended September 30, 2026, 398,657 shares remain in the stock repurchase program.

Index

Selected Equity Data:
	At September 30, 2026	At June 30, 2026
Shareholders’ equity to total assets, at end of period	8.82%	8.73%
Book value per share (1)	$16.80	$16.32
Closing market price of common stock	$33.50	$33.59

	For the three months ended September 30,
	2026	2025
Average shareholders’ equity to average assets	9.11%	8.30%
Dividend payout ratio(2)	15.07%	19.23%
Actual dividends paid to net income(3)	6.87%	8.80%

(1) Shareholders’ equity divided by outstanding shares.
(2) The dividend payout ratio has been calculated based on the dividends declared per share divided by basic earnings per share. No adjustments have been made for dividends waived by Greene County Bancorp, MHC (“MHC”), the owner of 54.1% of the Company’s shares outstanding.
(3) Dividends declared divided by net income. The MHC waived its right to receive dividends declared during the three months ended June 30, 2025, September 30, 2025, December 31, 2025, June 30, 2026, and September 30, 2026. Dividends declared during the three months ended March 31, 2026 were paid to the MHC. The MHC’s ability to waive the receipt of dividends is dependent upon annual approval of its members as well as receiving the non-objection of the Federal Reserve Board.

Index

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

Average Balance Sheet

The following table sets forth certain information relating to the Company for the three months ended September 30, 2026 and 2025. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, are expressed in both dollars and rates. No tax equivalent adjustments made. Average balances were based on daily averages. Average loan balances include non-performing loans. The loan yields are calculated net amortization of certain deferred fees and costs that are considered adjustments to yields.

	Three months ended September 30,
	2026			2025
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield / rate	Average outstanding balance	Interest earned / paid	Average yield / rate
Interest-Earning Assets:
Loans receivable, net(1)	$1,761,472	$24,007	5.45%	$1,647,858	$21,973	5.33%
Securities non-taxable	705,454	5,677	3.22	669,521	5,266	3.15
Securities taxable	493,043	4,642	3.77	470,596	3,868	3.29
Interest-bearing bank balances and federal funds	23,894	220	3.68	38,477	474	4.93
FHLB stock	4,762	52	4.37	2,898	42	5.80
Total interest-earning assets	2,988,625	34,598	4.63%	2,829,350	31,623	4.47%
Cash and due from banks	12,884			12,369
Allowance for credit losses on loans	(21,927)			(20,344)
Allowance for credit losses on securities held-to-maturity	(529)			(548)
Other noninterest-earning assets	117,576			107,397
Total assets	$3,096,629			$2,928,224

Interest-Bearing Liabilities:
Savings and money market deposits	$344,997	$387	0.45%	$344,508	$420	0.49%
NOW deposits	1,945,730	9,379	1.93	1,912,993	11,096	2.32
Certificates of deposit	262,255	2,135	3.26	210,460	1,847	3.51
Borrowings	88,024	808	3.67	71,243	740	4.15
Total interest-bearing liabilities	2,641,006	12,709	1.92%	2,539,204	14,103	2.22%
Noninterest-bearing deposits	132,956			111,830
Other noninterest-bearing liabilities	40,651			34,034
Shareholders' equity	282,016			243,156
Total liabilities and equity	$3,096,629			$2,928,224

Net interest income		$21,889			$17,520
Net interest rate spread			2.71%			2.25%
Net earnings assets	$347,619			$290,146
Net interest margin			2.93%			2.48%
Average interest-earning assets to average interest-bearing liabilities	113.16%			111.43%

(1)
Calculated net of deferred loan fees and costs, loan discounts, and loans in process.

Non-GAAP to GAAP Reconciliation

The following table summarizes the adjustments made to arrive at the fully taxable-equivalent net interest margins.

Taxable-equivalent net interest income and net interest margin	For the three months ended September 30,
(Dollars in thousands)	2026	2025
Net interest income (GAAP)	$21,889	$17,520
Tax-equivalent adjustment(1)	2,286	2,110
Net interest income fully taxable-equivalent basis (non-GAAP)	$24,175	$19,630

Average interest-earning assets (GAAP)	$2,988,625	$2,829,350
Net interest margin fully taxable-equivalent basis (non-GAAP)	3.24%	2.78%

(1)	Interest income calculated on a taxable-equivalent basis (non-GAAP) includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. The rate used for this adjustment was 21% for federal income taxes and 4.44% for New York State income taxes for the periods ended September 30, 2026 and 2025, respectively.

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

(In thousands)	Three months ended September 30, 2026 versus 2025
	Increase/(decrease) Due to		Total increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable, net(1)	$1,533	$501	$2,034
Securities non-taxable	291	120	411
Securities taxable	191	583	774
Interest-bearing bank balances and federal funds	(152)	(102)	(254)
FHLB stock	22	(12)	10
Total interest-earning assets	1,885	1,090	2,975

Interest-bearing liabilities:
Savings and money market deposits	1	(34)	(33)
NOW deposits	186	(1,903)	(1,717)
Certificates of deposits	427	(139)	288
Borrowings	160	(92)	68
Total interest-bearing liabilities	774	(2,168)	(1,394)
Net change in net interest income	$1,111	$3,258	$4,369

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.

Index

GENERAL

Return on average assets and return on average equity are common methods of measuring operating results. Annualized return on average assets increased to 1.61% for the three months ended September 30, 2026 as compared to 1.21% for the three months ended September 30, 2025. Annualized return on average equity increased to 17.73% for the three months ended September 30, 2026 as compared to 14.59% for the three months ended September 30, 2025. The increase in return on average assets and average equity for the three months ended September 30, 2026 was primarily the result of net income outpacing growth in the balance sheet.

Net income amounted to $12.5 million for the three months ended September 30, 2026 as compared to $8.9 million for the three months ended September 30, 2025, an increase of $3.6 million, or 40.9%

Average assets increased $168.4 million, or 5.8%, to $3.1 billion for the three months ended September 30, 2026 as compared to $2.9 billion for the three months ended September 30, 2025. Average equity increased $38.9 million, or 16.0%, to $282.0 million for the three months ended September 30, 2026 as compared to $243.2 million for the three months ended September 30, 2025.

INTEREST INCOME

Interest income amounted to $34.6 million for the three months ended September 30, 2026 as compared to $31.6 million for the three months ended September 30, 2025, an increase of $3.0 million, or 9.4%. The increase during the three months ended September 30, 2026, was primarily due to the increase in the average balances on loans and securities and an increase in the average yields of loans and securities during the comparative periods contributing to higher interest income.

Average loan balances increased $113.6 million and the yield on such loans increased 12 basis points when comparing the three months ended September 30, 2026 and 2025. The average balance of securities increased $58.4 million and the yield on such securities increased 24 basis points when comparing the three months ended September 30, 2026 and 2025. The average interest-bearing bank balances and federal funds decreased $14.6 million and the yield on interest-bearing bank balances and federal funds decreased 125 basis points when comparing the three months ended September 30, 2026 and 2025.

INTEREST EXPENSE

Interest expense amounted to $12.7 million for the three months ended September 30, 2026 as compared to $14.1 million for the three months ended September 30, 2025, a decrease of $1.4 million, or 9.9%. The decrease in the cost of borrowings, NOW deposits and certificates of deposits had the greatest impact on interest expense when comparing the three months ended September 30, 2026 and 2025.

The cost of NOW deposits decreased 39 basis points, the cost of certificates of deposits decreased 25 basis points, and the cost of savings and money market deposits decreased 4 basis points when comparing the three months ended September 30, 2026 and 2025. The growth in the average interest-bearing liabilities was primarily due to an increase in certificates of deposits of $51.8 million, an increase in average NOW deposits of $32.7 million, and an increase in average savings and money market deposits of $489,000 when comparing the three months ended September 30, 2026 and 2025. When comparing the three months ended September 30, 2026 and 2025, yields on interest-earning assets increased while the costs of interest-bearing deposits declined, reflecting continued asset repricing and the Company’s strategic reduction in deposit rates.

NET INTEREST INCOME

Net interest income increased $4.4 million to $21.9 million for the three months ended September 30, 2026, from $17.5 million for the three months ended September 30, 2025. The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets, which increased $159.3 million when comparing the three months ended September 30, 2026 and 2025, an increase in the average yield on interest-earning assets, which increased 16 basis points when comparing the three months ended September 30, 2026 and 2025, and a decrease in the average rate paid on interest-bearing liabilities, which decreased 30 basis points when comparing the three months ended September 30, 2026 and 2025. The increase in net interest income was offset by an increase in the average balance of interest-bearing liabilities, which increased $101.8 million when comparing the three months ended September 30, 2026 and 2025.

Net interest rate spread increased 46 basis points to 2.71% for the three months ended September 30, 2026 as compared to 2.25% for the three months ended September 30, 2025.

Index

Net interest margin increased 45 basis points to 2.93% for the three months ended September 30, 2026 as compared to 2.48% for the three months ended September 30, 2025. The improvement reflected higher yields on loans and securities, combined with lower deposit costs, including reduced rates paid on NOW accounts and certificates of deposit. These benefits more than offset the decline in yields on interest-bearing bank balances and federal funds, supporting margin expansion alongside balance sheet growth.

Net interest income on a taxable-equivalent basis includes the additional amount of interest income that would have been earned if the Company’s investment in tax-exempt securities and loans had been subject to federal and New York State income taxes yielding the same after-tax income. Tax equivalent net interest margin increased 46 basis points to 3.24% for the three months ended September 30, 2026, from 2.78% for the three months ended September 30, 2025.

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

PROVISION FOR CREDIT LOSSES

Management continues to closely monitor asset quality and adjust the level of the allowance for credit losses. The amount recognized for the provision for credit losses is determined by management based on its ongoing analysis of the adequacy of the allowance for credit losses. Provision for credit losses amounted to a benefit of $432,000 for the three months ended September 30, 2026 as compared to a charge of $1.3 million for the three months ended September 30, 2025. The benefit for the three months ended September 30, 2026 was primarily attributable to the release of the allowance for credit losses associated with an individually evaluated loan that was repaid in full during the quarter, as well as improvements in the economic forecasts used in the Current Expected Credit Loss (“CECL”) model. The allowance for credit losses on loans to total loans receivable was 1.21% at September 30, 2026 as compared to 1.25% at June 30, 2026.

NONINTEREST INCOME

(Dollars in thousands)	For the three months ended September 30,		Change from prior year
Noninterest income:	2026	2025	Amount	Percent
Service charges on deposit accounts	$1,284	$1,298	$(14)	(1.1)%
Debit card fees	1,122	1,100	22	2.0
Investment services	417	277	140	50.5
E-commerce fees	35	27	8	29.6
Bank-owned life insurance	736	652	84	12.9
Net loss on sale of securities available-for-sale	(1,192)	-	(1,192)	100.0
Other operating income	507	632	(125)	(19.8)
Total noninterest income	$2,909	$3,986	$(1,077)	(27.0)%

Noninterest income decreased $1.1 million, or 27.0%, to $2.9 million for the three months ended September 30, 2026 as compared to $4.0 million for the three months ended September 30, 2025. The decrease during the three months ended September 30, 2026 was primarily due to a $1.2 million loss on the sale of two securities available-for-sale, and a decrease of $289,000 in income earned on customer interest rate swaps, included in other operating income. This was partially offset by a $140,000 increase in investment services income.

NONINTEREST EXPENSE

(Dollars in thousands)	For the three months ended September 30,		Change from prior year
Noninterest expense:	2026	2025	Amount	Percent
Salaries and employee benefits	$6,738	$6,156	$582	9.5%
Occupancy expense	690	653	37	5.7
Equipment and furniture expense	182	205	(23)	(11.2)
Service and data processing fees	790	787	3	0.4
Computer software, supplies and support	499	440	59	13.4
Advertising and promotion	116	100	16	16.0
FDIC insurance premiums	370	367	3	0.8
Legal and professional fees	485	406	79	19.5
Other	931	947	(16)	(1.7)
Total noninterest expense	$10,801	$10,061	$740	7.4%

Noninterest expense increased $740,000, or 7.4%, to $10.8 million for the three months ended September 30, 2026 as compared to $10.1 million for the three months ended September 30, 2025. The increase during the three months ended September 30, 2026 was primarily due to an increase of $582,000 in salaries and employee benefits and an increase of $367,000 in the allowance for credit losses unfunded commitment expense, included in other expense, due to an increase in the Company’s contractual obligation to extend credit.

Index

INCOME TAXES

Provision for income taxes reflects the expected tax associated with the pre-tax income generated for the given period and certain regulatory requirements. The effective tax rate was 13.4% for the three months ended September 30, 2026 and 12.9% for the three months ended September 30, 2025. The statutory tax rate is impacted by the benefits derived from tax-exempt bond and loan income, the Company’s real estate investment trust subsidiary income, income received on the bank owned life insurance and tax credits to arrive at the effective tax rate. The increase during the three months ended September 30, 2026 was primarily due to higher mix of pre-tax income and reflects a lower mix of tax-exempt income from municipal bonds, tax advantage loans, and bank owned life insurance in proportion to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and/or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s most significant form of market risk is interest rate risk, because most of the Company’s assets and liabilities are sensitive to changes in market prices and interest rates. The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities, with lines of credit available through the Federal Home Loan Bank, Federal Reserve Bank, Atlantic Community Bankers Bank and three other financial institutions, as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and lending activities are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2026, the Company had $135.0 million in cash and cash equivalents, representing 4.2% of total assets, and had $426.5 million available in unused lines of credit.

As needed, to enhance strong levels of liquidity and to fund loan demand, the Bank and Commercial Bank (the “Banks”) may accept brokered deposits, generally in denominations of less than $250,000, from national brokerage networks, custodial deposit networks or through IntraFi’s one-way CDARS and ICS products, including IntraFi’s Insured Network Deposits. The Banks combined can place and obtain brokered deposits up to 30% of total deposits, in the amount of $854.4 million based on policy. Additionally, both Banks participate in the IntraFi reciprocal (“two-way”) CDARS and the ICS products, which provides for reciprocal two-way transactions among other institutions, facilitated by IntraFi, for the purpose of maximizing FDIC insurance for depositors.

The Company had $41.6 million and $52.4 million brokered deposits as of September 30, 2026 and June 30, 2026, respectively.

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

At September 30, 2026, liquidity measures were as follows:

 Primary:

Minute 1: (Cash and cash equivalents / non-contractual deposits)	8.20%
Day 1: (Minute 1 liquidity plus same day borrowing capacity / non-contractual deposits)	30.31%
Week 1: (Day 1 liquidity plus unpledged marketable investments and one-third brokered deposit capacity / non-contractual deposits)	50.84%
Month 1: (Week 1 liquidity plus remaining borrowing capacity / non-contractual deposits)	106.59%

Secondary:
On-Balance Sheet: (Cash plus unpledged and unencumbered securities / non-contractual deposits)	12.83%

Index

The Company’s off-balance sheet credit exposures at September 30, 2026:

(In thousands)
Unfunded loan commitments	$142,234
Unused lines of credit	143,360
Standby letters of credit	1,059
Total commitments	$286,653

The Company anticipates that it will have sufficient funds available to meet current commitments and other funding needs based on the level of cash and cash equivalents as well as the investments available-for-sale portfolio and borrowing capacity.

Greene County Bancorp, Inc., Bank of Greene and its wholly owned subsidiary, Greene County Commercial Bank, met all applicable regulatory capital requirements at September 30, 2026 and June 30, 2026.

(Dollars in thousands)					To be well
					capitalized under
			For capital		prompt corrective		Capital conservation
	Actual		adequacy purposes		action provisions		buffer
Greene County Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio	Actual	Required
As of September 30, 2026:
Total risk-based capital	$339,759	18.6%	$145,885	8.0%	$182,356	10.0%	10.63%	2.50%
Tier 1 risk-based capital	300,957	16.5	109,414	6.0	145,885	8.0	10.50	2.50
Common equity tier 1 capital	300,957	16.5	82,060	4.5	118,531	6.5	12.00	2.50
Tier 1 leverage ratio	300,957	9.7	124,530	4.0	155,662	5.0	5.67	2.50

As of June 30, 2026:
Total risk-based capital	$343,112	17.9%	$153,618	8.0%	$192,023	10.0%	9.87%	2.50%
Tier 1 risk-based capital	289,314	15.1	115,214	6.0	153,618	8.0	9.07	2.50
Common equity tier 1 capital	289,314	15.1	86,410	4.5	124,815	6.5	10.57	2.50
Tier 1 leverage ratio	289,314	9.4	123,301	4.0	154,126	5.0	5.39	2.50

Bank of Greene
As of September 30, 2026:
Total risk-based capital	$340,083	18.7%	$145,883	8.0%	$182,353	10.0%	10.65%	2.50%
Tier 1 risk-based capital	317,281	17.4	109,412	6.0	145,883	8.0	11.40	2.50
Common equity tier 1 capital	317,281	17.4	82,059	4.5	118,530	6.5	12.90	2.50
Tier 1 leverage ratio	317,281	10.2	124,530	4.0	155,662	5.0	6.19	2.50

As of June 30, 2026:
Total risk-based capital	$328,258	17.1%	$153,615	8.0%	$192,018	10.0%	9.10%	2.50%
Tier 1 risk-based capital	304,439	15.9	115,211	6.0	153,615	8.0	9.86	2.50
Common equity tier 1 capital	304,439	15.9	86,408	4.5	124,812	6.5	11.36	2.50
Tier 1 leverage ratio	304,439	9.9	123,300	4.0	154,125	5.0	5.88	2.50

Greene County Commercial Bank
As of September 30, 2026:
Total risk-based capital	$139,656	47.2%	$23,662	8.0%	$29,578	10.0%	39.22%	2.50%
Tier 1 risk-based capital	139,656	47.2	17,747	6.0	23,662	8.0	41.22	2.50
Common equity tier 1 capital	139,656	47.2	13,310	4.5	19,225	6.5	42.72	2.50
Tier 1 leverage ratio	139,656	10.7	52,166	4.0	65,208	5.0	6.71	2.50

As of June 30, 2026:
Total risk-based capital	$136,943	51.3%	$21,365	8.0%	$26,706	10.0%	43.28%	2.50%
Tier 1 risk-based capital	136,943	51.3	16,024	6.0	21,365	8.0	45.28	2.50
Common equity tier 1 capital	136,943	51.3	12,018	4.5	17,359	6.5	46.78	2.50
Tier 1 leverage ratio	136,943	10.1	54,484	4.0	68,105	5.0	6.05	2.50

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system is based upon assumptions and can provide only reasonable, not absolute, assurance that its objective will be met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company have been detected.

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
Not applicable.
b)
Not applicable.
c)
On April 15, 2026, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 400,000 shares of its common stock, at management’s discretion, at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. There were no additional share repurchases during the quarter ended September 30, 2026. As of the quarter ended September 30, 2026, 398,657 shares remain in the stock repurchase program.

Item 3.
Defaults Upon Senior Securities
Not applicable.

Item 4.
Mine Safety Disclosures
Not applicable.

Index

Item 5.
Other Information
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended September 30, 2026.

Item 6.
Exhibits

 Exhibits

31.1	Certification of Chief Executive Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, adopted pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Statement of Chief Executive Officer, furnished pursuant to U.S.C. Section 1350
32.2	Statement of Chief Financial Officer, furnished pursuant to U.S.C. Section 1350
101	The following materials from Greene County Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, (detail tagged).
104	Cover Page Integrative Data File (formatted in iXBRL and included in exhibit 101).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Greene County Bancorp, Inc.

Date: November 6, 2026

By: /s/ Donald E. Gibson

Donald E. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026

By: /s/ Nick Barzee

Nick Barzee
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)